Form 10QSB
period 1999-03-27
INTERNATIONAL SMART SOURCING INC
filed 1999-06-07
CIK 1057695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    For the Three Months Ended March 27, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to _______

         Commission file number:   001-14753



                       INTERNATIONAL SMART SOURCING, INC.
        (Exact Name of Small Business Issuer as specified in its charter)

            Delaware                                        11-3423157
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)

                              320 Broad Hollow Road
                              Farmingdale, NY 11735
                    (Address of principal executive offices)

                                 (516) 293-0750
                           (Issuer?s telephone number)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  YES __X__                                   NO _____

As of May 4, 1999, the Registrant had 3,195,000 shares of its Common Stock, $0.001 par value, issued and outstanding.

                       INTERNATIONAL SMART SOURCING, INC.

                                   FORM 10-QSB

                                 MARCH 27, 1999

                                      INDEX



                                                                    Page
                                                                   Number


     PART I  FINANCIAL INFORMATION

     Item 1  Financial Statements

         Consolidated Balance Sheet                                  1
         Consolidated Statements of Operations                       2
         Consolidated Statements of Cash Flows                       3
         Notes to Financial Statements                               4

     Item 2  Managements Discussion and Analysis or
         Plan of Operation                                           5-6


     PART II  OTHER INFORMATION

     Item 6  Exhibits and reports on Form 8-K                        7-8


     SIGNATURE                                                       9

ITEM 1. FINANCIAL STATEMENTS


               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 27, 1999
                                   (Unaudited)


                                     ASSETS
CURRENT ASSETS:
     Cash in Banks                                                $      86,446
     Accounts Receivable                                                486,330
     Accounts Receivable - Related Party                                587,687
     Inventory                                                          765,207
     Prepaid Expenses                                                    99,891
                                                                 ---------------
TOTAL CURRENT ASSETS                                                  2,025,561
                                                                 ---------------
     Property and Equipment (net)                                       589,020
     Goodwill                                                         1,694,703
     License Agreement                                                  487,499
     Deferred Offering Costs                                            392,697
     Other Assets                                                        65,702
                                                                 ---------------
TOTAL ASSETS                                                      $  $5,255,182
                                                                 ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses                             $932,086
     Current portion of long tem debt                                 1,708,572
     Current portion of obligations under capital lease                  67,277
                                                                 ---------------
TOTAL CURRENT LIABILITIES                                             2,707,935
                                                                 ---------------
     Long tem debt                                                      498,914
     Obligations under capital lease                                     95,242
                                                                 ---------------
TOTAL LIABILITIES                                                     3,302,091
                                                                 ---------------
STOCKHOLDERS' EQUITY
     Common Stock, $0.001 par value, authorized 10,000,000
       shares, issued and outstanding 1,945,000                           1,945
     Additional Paid-in Capital                                       1,904,297
     Retained Earnings                                                   46,849
                                                                 ---------------
TOTAL STOCKHOLDERS' EQUITY                                            1,953,091
                                                                 ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   5,255,812
                                                                 ===============


                        See Notes to Financial Statements
                                      P. 1

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  FOR THE THREE MONTHS ENDED
                                             -----------------------------------
                                            March 27, 1999       March 28, 1998
                                                         (Unaudited)
                                             -----------------------------------

NET SALES                                      $1,333,191            $1,438,443
                                              ------------          ------------
COST OF GOODS SOLD                                872,588               901,632
                                              ------------          ------------
GROSS PROFIT                                      460,603               536,811
                                              ------------          ------------
OPERATING EXPENSES
     Selling and Shipping                         104,749               136,846
     General and Administrative                   389,643               295,964

TOTAL OPERATING EXPENSES                          494,392               432,810
                                              ------------          ------------
INCOME (LOSS) BEFORE INTEREST EXPENSE             (33,789)              104,001

INTEREST EXPENSE                                   57,717                50,254

NET INCOME (LOSS)                                ($91,506)              $53,747
                                              ------------          ------------
NET INCOME (LOSS) PER SHARE - BASIC                ($0.05)                $0.04
                                              ------------          ------------
WEIGHTED AVERAGE COMMON SHARES                   1,945,000            1,500,000
                                              ============          ============

                        See Notes to Financial Statements
                                      P. 2

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE THREE MONTHS ENDED
                                                         ---------------------------------
                                                         March 27, 1999      March 28,1998
                                                                    (Unaudited)
Cash Flows from Operating Activities
     Net Income (Loss)                                       (91,506)            53,747
                                                          ----------         -----------
Adjustments to Reconcile Net Income (Loss) to Net Cash
  provided by operating activities:
     Depreciation                                             72,170             63,460
     Amortization                                             55,950                  0

Changes in Assets and Liabilities:
     Decrease in Accounts Receivable                          25,192             61,020
     Decrease in Accounts Receivable from Related Parties     47,374                  0
     (Increase) Decrease in Inventory                         19,793            (10,118)
     (Increase) Decrease in Prepaid Expenses                   9,740            (55,113)
     (Increase) Decrease in Other Assets                       8,118           (111,080)
     Increase (Decrease) In Accounts Payable and             (41,603)            49,509
                                                          ----------         -----------
     Accrued Expenses
          Total Adjustments                                  196,734             (2,322)
                                                          ----------         -----------
Net Cash Provided by Operating Activities                    105,228             51,425
                                                          ----------         -----------
Cash Flows from Investing Activities:
     Expenditures for Property and Equipment                 (68,470)           (73,167)
                                                          ----------         -----------
Net Cash Used in Investing Activities                        (68,470)           (73,167)
                                                          ----------         -----------
Cash Flows from Financing Activities:
     Deferred Offering Costs                                 (45,838)                 0
     Proceeds from Loans                                     185,000             40,000
     Payments on Loans                                      (105,620)          (116,812)
                                                          ----------         -----------
Net Cash Provided by (Used in) Financing Activities           33,542            (76,812)
                                                          ----------         -----------
Net Increase (Decrease) in Cash                               70,300            (98,554)
                                                          ----------         -----------
Cash - Beginning of Period                                    16,146            351,740
                                                          ----------         -----------
Cash - End of Period                                         $86,446           $253,186
                                                          ==========         ===========

                        See Notes to Financial Statements


                                      P. 3

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 27, 1999

                                   (Unaudited)



BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 26, 1998 included in the Company's registration statement on Form SB-2.


     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 27, 1999 and the results of operations and cash flows for the three month periods ended March 27, 1999 and March 31, 1998 have been included.


     The results of operations for the three month period ended March 27, 1999, are not necessarily indicative of the results to be expected for the full year ended December 26, 1999. Certain prior year amounts have been reclassified to conform with the current year's presentation.

INITIAL PUBLIC OFFERING

     On April 23, 1999 the Company offered for sale to the public 1,250,000 shares of its common stock at $4.50 per share and 1,250,000 redeemable warrants at $0.10 to purchase one share of common stock at $5 per share. The Company received approximately $4,300,000 of net proceeds from the initial public offering.


                                      P. 4

Item 2.

           Management?s Discussion and Analysis or Plan of Operations

General

The Company was formed for the purpose of developing or acquiring domestically manufactured injection molded plastic products or assemblies, redesigning the products to improve function and appearance and by using the relationships with vendors in China, to manufacture the products offshore in order to deliver them at lower prices and improved profit margins. EHC, the Company's principal subsidiary, has over 28 years of experience in the design; marketing and manufacture of injection molded plastic components used in industrial, consumer and military products. The Company believes that its long-term experience in the manufacture and assembly of injection molded plastic components, coupled with direct access to manufacturing facilities in China, will enable the Company to provide improved products at lower prices with improved profit margins.

The Company, through CDP a wholly-owned subsidiary, has entered into an exclusive international licensing agreement to manufacture, market, sell and sub-license the Pull Pack TM, a proprietary Disc packaging system. The Pull Pack TM is a redesigned Jewel Box, the packaging currently utilized for Compact Discs, CD ROMs and DVD.

Results of Operations

For the three months ended March 27, 1999 compared to the three months ended March 28, 1998:

Net Sales

Net sales decreased $ 105,252, or 7 %, to $ 1,333,191 for the three months ended March 27, 1999 from $ 1,438,443 for the three months ended March 28, 1998. The decrease in sales was attributed to generally lower industry bookings and not attributable to one customer or product line.

Gross Profits

The Company realized an overall gross profit margin percentage for the quarter ended March 27, 1999 of 35 %, which represents a decrease from the 37 % experienced during the quarter ended March 28, 1998. This decrease can be attributed to the increased sales of molded plastic components which have a lower gross profit margin than products which are molded and have value added operations.

                                      P. 5

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $ 61,582, or 14%, to $494,392 for the quarter ended March 27, 1999 from $ 432,810 for the quarter ended March 28, 1998.

The increase can be attributed to an increase in office salaries to support the additional engineering consultants and employees hired to facilitate the new business with the Company's manufacturing relationship located in China. Additionally, there was an increase in engineering consulting fees for new products designed by EHC to compliment the knob line.

Liquidity and Capital Resources

The Company's liquidity needs arise from working capital requirements, capital expenditures and principal and interest payments. Historically, the Company's primary source of liquidity has been cash flow generated internally from operations, supplemented by bank borrowing's and long term equipment financing. The Company's cash decreased to $ 86,446 on March 27, 1999 from $ 215,903 on December 26, 1998. Cash flow provided by operating activities was $ 105,228 for the three months ended March 27, 1999 on a net loss of $ 91,506. The decrease in accounts receivable and decrease in accounts payable were the result of a decreased volume of business.

Cash used in investing activities for the three months ended March 27, 1999 and March 28, 1998 was $ 68,470 and $ 73,167, respectively, which consisted of cash for the purchase of tooling, molds, machinery and equipment. The Company plans to invest approximately $ 725,000 in tooling molds and facilities during 1999.

Net cash provided by financing activity for the three months ended March 27, 1999 was $ 33,542. Cash of $ 185,000 was provided from borrowings on available credit lines and shareholders' loans, which was offset by principal payments on loans of $105,620.





                                      P. 6

     PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         The following exhibits are filed as part of this report:

                  Exhibit                            Description
                    27                               Financial Data Schedule


         (b)      Reports on Form 8-K
                  No reports on Form 8-K were filed during the quarter ended March 27, 1999.





                                      P. 7

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERNATIONAL SMART SOURCING, INC.




May 28, 1999                                     /s/ Andrew Franzone
------------                                     -----------------------
Date                                                 Andrew Franzone
                                                     Chief Executive Officer




May 28, 1999                                     /s/ Steven Sgammato
------------                                     -----------------------
Date                                                 Steven Sgammato
                                                     Chief Financial Officer



                                      P. 9