Form 10QSB
period 1999-06-26
INTERNATIONAL SMART SOURCING INC
filed 1999-08-10
CIK 1057695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                     For the Six Months Ended June 26, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to _______

         Commission file number:   001-14753_



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

                                 (516) 293-0750
                           (Issuer's telephone number)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

    YES      X                                                   NO _____

         As of July 20, 1999, the Registrant had 3,382,500 shares of its Common Stock, $0.001 par value, issued and outstanding.

                               INTERNATIONAL SMART SOURCING, INC.

                                           FORM 10-QSB

                                          JUNE 26, 1999

                                              INDEX



                                                                        Page
                                                                        Number


         PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Consolidated Balance Sheet                            1
                  Consolidated Statements of Operations                 2
                  Consolidated Statements of Cash Flows                 3
                  Notes to Financial Statements                         4-5

         Item 2 - Management's Discussion and Analysis or
                    Plan of Operation                                   6-7


         PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                     8

         Item 2 - Changes in Securities and Use of Proceeds             8

         Item 5 - Other Information                                     9

         Item 6 - Exhibits and Reports on Form 8-K                      10


         SIGNATURE                                                      11

         Exhibits                                                       12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 26, 1999
                                   (Unaudited)


                                     ASSETS
CURRENT ASSETS:
       Cash                                                          $4,039,434
       Accounts Receivable                                              437,139
       Accounts Receivable - Related Party                              532,233
       Inventory                                                        786,054
       Prepaid Expenses                                                 136,593
       TOTAL CURRENT ASSETS                                           5,931,453
                                                                      ---------
Property and Equipment (net)                                            664,032

Goodwill                                                              1,651,254
License Agreement                                                       474,998

Other Assets                                                             68,578
                                                                     -----------

       TOTAL ASSETS                                                  $8,790,315
                                                                    ============




                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts Payable and Accrued Expenses                           $405,169
       Current portion of long term debt                              1,242,582
       Current portion of obligations under capital lease                62,086
                                                                      ---------
       TOTAL CURRENT LIABILITIES                                      1,709,837

       Long term debt                                                   421,270
       Obligations under capital lease                                   82,380
                                                                     ----------
       TOTAL LIABILITIES                                             $2,213,487
                                                                     -----------

STOCKHOLDERS' EQUITY
       Common Stock, $0.001 par value, authorized 10,000,000
         shares, issued and outstanding 3,382,500                         3,383
       Additional Paid-in Capital                                     6,909,134
       Deficit                                                         (335,689)
                                                                     ---------
       TOTAL STOCKHOLDERS' EQUITY                                     6,576,828
                                                                     ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $8,790,315
                                                                    ============



                        See Notes to Financial Statements

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          June 26, 1999     June 27, 1998       June 26, 1999     June 27, 1998

NET SALES                                                   $1,119,176        $1,509,063           $2,452,367        $2,947,506
                                                            ----------         ---------            ---------         ---------
COST OF GOODS SOLD                                             777,627           970,320            1,650,215         1,871,952
                                                             ---------         ---------            ---------         ---------
GROSS PROFIT                                                   341,549           538,743              802,152         1,075,554

OPERATING EXPENSES

     Selling and Shipping                                      115,092           114,489              219,841           251,335
     General and Administrative                                619,878           276,635            1,009,521           572,599
                                                              --------         ---------            ---------         ---------
TOTAL OPERATING EXPENSES                                       734,970           391,124            1,229,362           823,934
                                                              --------         ---------            ---------         ---------
INCOME (LOSS) BEFORE INTEREST INCOME AND EXPENSE              (393,421)          147,619             (427,210)          251,620

INTEREST & OTHER INCOME                                         69,586                 0               69,586                 0

INTEREST EXPENSE                                                53,863            49,789              111,580           100,043
                                                              --------          --------             --------          --------
NET INCOME (LOSS)                                             (377,698)           97,830             (469,204)          151,577
                                                            ===========       ===========           ==========         =========

NET INCOME (LOSS) PER SHARE - BASIC                         $    (0.13)       $     0.07          $     (0.19)        $    0.10
                                                            ==========        ===========           ==========         =========
     AND ASSUMING DILUTION
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   2,917,225         1,500,000             2,431,100         1,500,000
                                                            ===========       ===========           ==========        ==========


                        See Notes to Financial Statements

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                 FOR THE SIX MONTHS ENDED
                                                                                    June 26, 1999                     June 27, 1998

Cash Flows from Operating Activities
     Net Income (Loss)                                                               ($469,204)                         $151,577
                                                                                     ----------                          --------
Adjustments to Reconcile Net Income (Loss) to Net Cash
used in operating activities:
     Depreciation                                                                      140,983                           129,309
     Amortization                                                                      111,900                                 0

Changes in Assets and Liabilities:
     Decrease in Accounts Receivable                                                    74,383                           101,141
     Decrease in Accounts Receivable from Related Parties                              102,828                                 0
     (Increase) Decrease in Inventory                                                   (1,054)                          (43,906)
     (Increase) Decrease in Prepaid Expenses                                            26,962                           (56,545)
     (Increase) Decrease in Other Assets                                                 5,242                          (474,574)
     Increase (Decrease) In Accounts Payable and Accrued Expenses                     (568,519)                          172,357
                                                                                     ----------                         ---------
                     Total Adjustments                                                (107,275)                         (172,218)
                                                                                     ----------                         ---------
 Cash Used  in Operating Activities                                                   (576,479)                          (20,641)
                                                                                     ----------                         ---------

Cash Flows from Investing Activities:
     Expenditures for Property and Equipment                                          (212,295)                         (110,049)
                                                                                      ---------                         ---------
Net Cash Used in Investing Activities                                                 (212,295)                         (110,049)
                                                                                      ---------                         ---------

Cash Flows from Financing Activities:
     Net Proceeds from Issuance of Stock                                             5,116,908                                 0
     Distributions                                                                           0                           (45,000)
     Proceeds from Loans                                                               231,080                           159,000
     Payments on Loans                                                                (535,926)                         (175,297)
                                                                                     ----------                         ---------
Net Cash Provided By (Used) in Financing Activities                                  4,812,062                           (61,297)
                                                                                     ----------                         ---------

Net Increase (Decrease) in Cash                                                      4,023,288                          (191,987)

Cash - Beginning of Period                                                              16,146                           351,740
                                                                                    ----------                          ---------
Cash - End of Period                                                                $4,039,434                          $159,753
                                                                                ==============                       ==============



                        See Notes to Financial Statements



               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 26, 1999

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


         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 26, 1999 and the results of operations and cash flows for the six - month periods ended June 26, 1999 and June 27, 1998 have been included.


         The results of operations for the three and six-month period ended June 26, 1999, are not necessarily indicative of the results to be expected for the full year ended December 26, 1999. Certain prior year amounts have been reclassified to conform with the current year's presentation.

         INITIAL PUBLIC OFFERING

         On April 23, 1999 the Company offered for sale to the public 1,250,000 shares of its common stock at $4.50 per share and 1,250,000 redeemable common stock purchase warrants at $0.10 to purchase one share of common stock at $5 per share. The Company received approximately $4,300,000 of net proceeds from the initial public offering.

         On June 10,  1999 the  Underwriter  exercised  its  option to  purchase
         187,500 additional shares of the Company's common stock and 187,500 redeemable common stock purchase warrants on the same terms and conditions as set forth above, solely for the purpose of covering over-allotments, if any. The Company received approximately $750,000 of net proceeds from this transaction.

         1        NOTES PAYABLE OFFICERS

         During the second quarter of 1999, the Officers' were repaid $455,000 from the proceeds of the offering. These repayments represent short-term loans made to the Company prior to the Offering.

         Item 2. Management's Discussion and Analysis or Plan of Operations

         General

International Smart Sourcing, Inc. (together with its wholly-owned subsidiaries Electronic Hardware Corp. and Compact Disc Packaging Corp. the "Company") was formed for the purpose of developing or acquiring domestically manufactured injection molded plastic products or assemblies, redesigning the products to improve function and appearance and by using its relationships with vendors in China, to manufacture the products offshore in order to deliver them at lower prices and improved profit margins. Electronic Hardware Corporation ("EHC"), the Company's principal subsidiary, has over 28 years of experience in the design, marketing and manufacture of injection molded plastic components used in industrial, consumer and military products. The Company believes that its long-term experience in the manufacture and assembly of injection molded plastic components, coupled with direct access to manufacturing facilities in China, will enable the Company to provide improved products at lower prices with improved profit margins.

The Company, through Compact Disc Packaging Corp. (CDP), a wholly-owned subsidiary, has entered into an exclusive international licensing agreement to manufacture, market, sell and sub-license the Pull Pack TM, a proprietary Disc packaging system. The Pull Pack TM is a redesigned " Jewel Box", the packaging currently used for Compact Discs, CD-ROMs and DVD.

         Results of Operations

For the three and six months ended June 26, 1999 compared to the three and six months ended June 27, 1998

         Net Sales

Net Sales for the three and six-month periods ended June 26, 1999 were $ 1,119,176 and
$ 2,452,367, respectively, as compared to net sales of $ 1,509,063 and $ 2,947,506, respectively, for the three and six-month periods ended June 27, 1998. The decrease of $ 389,887 or 26% for the three-month period and $ 495,139 or 17% for the six-month period were attributed to generally lower industry bookings and a major customer extending deliveries on purchase orders until their inventory is reduced.

         Gross Profits

The Company realized an overall gross profit margin percentage for the three and six-month periods ended June 26, 1999 of 31 % and 33 %, respectively, which represents a decrease from the 36 % experienced during the three and six-months ended June 27, 1998. This decrease can be attributed to the increased sales of molded plastic components which have a lower gross profit than products which are molded and have value-added operations.

         Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six-months ended June 26, 1999 were $ 734,970 and $ 1,229,362, respectively, as compared to $391,124 and $ 823,934 respectively for the three and six-month period ended June 27, 1998. The increase of $ 343,846 or 88 % for the three month period and $405,428 or 49% for the six- month period are primarily attributable to $109,000 used for promotional activities for CDP, $48,000 for legal and accounting fees, $30,000 for CDP reimbursement of expenses incurred in obtaining a patent, $19,000 for travel to China to review and support the manufacturing and engineering facilities, $17,000 in costs associated with being a public company, $11,000 in consulting for selecting and qualifying manufacturers in China, $8,000 on new office staff to support ISSI and CDP and $5,000 on Directors and Officers Insurance. Additionally, there was an increase in engineering consulting fees for new products designed by EHC to compliment the knob line.

         Liquidity and Capital Resources

The Company's liquidity needs arise from working capital requirements, capital expenditures and principal and interest payments. Historically, the Company's primary source of liquidity has been cash flow generated internally from operations, supplemented by bank borrowings and long term equipment financing. The Company's cash increased to $ 4,039,434 on June 26, 1999 from $ 16,146 on December 26, 1998. Cash flow used in operating activities was $ 576,479 for the six months ended June 26, 1999 on a net loss of $ 469,204. The decrease in accounts receivable is the result of decreased volume of business. Working capital was used to reduce accounts payable to an acceptable level.

Cash used in investing activities for the six months ended June 26, 1999 and June 27, 1998 was
$ 212,295 and $ 110,049 respectively, which consisted of cash for the purchase of tooling, molds, machinery and equipment.

Net cash provided by financing activities for the six months ended June 26, 1999 was $ 4,812,062 Cash of $ 231,080 was provided from borrowings on available credit lines, which was offset by principal payments on loans of $ 535,926.

On April 23, 1999 the Company offered for sale to the public 1,250,000 shares of its common stock at $ 4.50 per share and 1,250,000 redeemable common stock purchase warrants at $0.10 to purchase one share of common stock at $ 5.00 per share. The Company received approximately $ 4,300,000 of net proceeds from the initial public offering. Additionally, on June 10, 1999 the Underwriter exercised it's over allotment option in full to purchase 187,500 additional shares of the Company's common stock and 187,500 redeemable common stock purchase warrants. The Company received approximately $ 750,000 of net proceeds from this transaction. Combined net proceeds to the Company from the initial public offering and over allotment totaled approximately $ 5,050,000.

         Cautionary Factors Regarding Future Operating Results

The matters discussed in this form 10-QSB other than historical material are forward-looking statements. Any such forward-looking statements are based on current expectations of future events and are subject to risks and uncertainties which could cause actual results to vary materially from those indicated. Actual results could differ due to a number of factors, including negative developments relating to unforeseen order cancellations or push outs, the company's strategic relationships, the impact of intense competition and changes in our industry. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

         PART II - OTHER INFORMATION


         Item 1. Legal Proceedings

On or about April 20, 1999 a former non-officer employee of the Company filed a complaint against EHC with the Division of Human Rights of the State of New York ("Division") charging violation of the Americans with Disabilities Act covering disabilities relating to employment. The Company is vigorously defending this action and believes, with no assurance, that it has a meritorious defense. Although the ultimate outcome of the action cannot be determined at this time, the Company does not believe that the outcome will have a material adverse effect on the Company's financial position or overall trends in results of operations.

         Item 2. Changes in Securities and Use of Proceeds

The Company completed its initial public offering pursuant to a Registration Statement on Form SB-2 Registration No. 333-48701, declared effective on April 23, 1999. The Company issued 1,250,000 shares of common stock at a price of $
4.50 per share and 1,250,000 redeemable common stock purchase warrants at a price of $.10 per warrant. The net proceeds of the initial public offering to the Company after expenses was approximately $ 4,300,000. On June 10, 1999, the underwriters in the initial public offering exercised their over-allotment option to purchase additional shares of common stock and redeemable common stock purchase warrants, with net proceeds to the Company of approximately
$ 750,000.Combined net proceeds from the initial public offering and over allotment transaction totaled approximately $ 5,050,000 (the "Net Proceeds").

During the period ending June 26, 1999 the Company used an aggregate of $ 1,785,385 of net proceeds of which $ 642,500 was used for repayment of debt, $ 466,660 was used for cost related to the initial public offering, $ 224,252 was used for working capital, $ 138,857 was used for tooling, $ 114,868 was used for sales and marketing, $ 75,000 was used for Federal Income taxes, $ 60,000 was used for research and development, $ 43,200 was used for CDP licensing agreements and cost associated with CDP, $ 14,048 was used for travel to China and $ 6,000 was used on facilities and equipment.

         Item 5. Other Information



         Year 2000 Computer System Compliance

In March of this year the Company replaced all computer hardware and software with a system that the Company believes is Year 2000 compliant. All payroll and time keeping systems are maintained by ADP Payroll Services and are certified Year 2000 compliant. The Company has received written verification from its system vendors that systems such as alarms, telephones and sprinklers are Year 2000 compliant. The Company's product is mechanical in nature and does not contain any embedded computer technology.

The year 2000 readiness of certain major suppliers and customers of the Company is unclear. While the Company believes that its own systems are year 2000 compliant, if a significant number of the Company's suppliers and customers were to experience business disruptions as a result of their lack of year 2000 readiness, their problems could have a material adverse effect on the financial position and results of operations of the Company.



Agreement by and between EHC and U.S. Government Defense Supply Center Philadelphia

EHC has been awarded a significant contract with the U. S. Government Defense Supply Center Philadelphia (DSCP). The Company estimates that the full value of the contract can be as much as $ 15,000,000 over the course of a potential five-year period, with full benefits expected to begin accruing in the year 2000.

The Award of the contract by DSCP will transfer the current Government responsibility to the Company for supplying Knobs, Dials and pointers ( Federal Stock Class 5355) under an indefinite quantity contract for a base period of one year, with four one year options on behalf of DSCP. This contract positions the Company as the major supplier of Federal Stock Class 5355 for all U.S. Government ordering activities worldwide. The contract also gives the Company full responsibility as the only U.S. Government Inventory Stocking Point for this class.

Item 6. Exhibits and Reports on Form 8-K


        (a)      The following exhibits are filed as part of this report:

                  Exhibit                            Description
                    27                               Financial Data Schedule

                  Exhibit 99(i)                      Agreement by and between
                                                     EHC and U.S. Government
                                                     Defense Supply Center
                                                     Philadelphia


         (b)      Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended June 26, 1999.

                                 27 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERNATIONAL SMART SOURCING, INC.




August 9, 1999                                            /s/ Andrew Franzone

Date                                                          Andrew Franzone
                                                      Chief Executive Officer




August 9, 1999                                            /s/ Steven Sgammato

Date                                                          Steven Sgammato
                                                      Chief Financial Officer