Form 10QSB
period 1999-09-25
INTERNATIONAL SMART SOURCING INC
filed 1999-11-09
CIK 1057695

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the Nine Months Ended September 25, 1999

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

                                 (516) 293-4650

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

                       INTERNATIONAL SMART SOURCING, INC.

                                   FORM 10-QSB

                               SEPTEMBER 25, 1999

                                      INDEX

                                                                          Page
                                                                         NUMBER
PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements:

           Balance Sheet ..................................................  1
           Statements of Operations .......................................  2
           Statements of Cash Flows .......................................  3
           Notes to Financial Statements ..................................  4-5

Item 2 - Management's Discussion and Analysis or

           Plan of Operation ..............................................  6-8

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings ................................................  9

Item 2 - Changes in Securities and Use of Proceeds ........................  9

Item 5 - Other Information ................................................  10

Item 6 - Exhibits and Reports on Form 8-K .................................  11


SIGNATURES ................................................................  12

EXHIBIT ...................................................................  13

ITEM 1. FINANCIAL STATEMENTS


               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 25, 1999
                                   (Unaudited)


                                     ASSETS
CURRENT ASSETS:
       Cash ................................................   $ 2,658,925
       Accounts Receivable .................................       780,212
       Inventory ...........................................       814,827
       Notes Receivable ....................................       507,259
       Prepaid Expenses ....................................       174,873
                                                               -----------
       TOTAL CURRENT ASSETS ................................     4,936,096

Property and Equipment (net) ...............................       558,780
Goodwill - Net .............................................     1,607,805
License Agreement - Net ....................................       462,497
Other Assets ...............................................       297,434
                                                               -----------
       TOTAL ASSETS ........................................   $ 7,862,612
                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts Payable and Accrued Expenses ...............   $   433,439
       Current portion of long term debt ...................       229,946
       Current portion of obligations under capital lease ..        56,862
                                                               -----------
       TOTAL CURRENT LIABILITIES ...........................       720,247

       Long trem debt ......................................     1,169,317
       Obligations under capital lease .....................        69,413
                                                               -----------
       TOTAL LIABILITIES ...................................     1,958,977
                                                               -----------
STOCKHOLDERS' EQUITY
       Common Stock, $0.001 par value, authorized 10,000,000
          shares, issued and outstanding  3,382,500 ........         3,383
       Additional Paid-in Capital ..........................     6,727,343
       Deficit .............................................      (827,091)
                                                               -----------
       TOTAL STOCKHOLDERS' EQUITY ..........................     5,903,635
                                                               -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........   $ 7,862,612
                                                               ===========


                 See Notes to Consolidated Financial Statements

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                    Sept. 25, 1999 Sept. 26, 1998 Sept. 25, 1999 Sept. 26, 1998
                                     ------------   ------------   ------------   ------------
NET SALES .........................   $ 1,294,933    $ 1,559,489    $ 3,747,300    $ 4,506,995
                                     ------------   ------------   ------------   ------------
COST OF GOODS SOLD ................       926,977      1,037,124      2,577,192      2,909,076
                                     ------------   ------------   ------------   ------------
GROSS PROFIT ......................       367,956        522,365      1,170,108      1,597,919
                                     ------------   ------------   ------------   ------------
OPERATING EXPENSES
      Selling and Shipping ........       425,583        221,626        645,424        472,961
      General and Administrative ..       462,709        271,578      1,472,230        844,177
                                     ------------   ------------   ------------   ------------
TOTAL OPERATING EXPENSES ..........       888,292        493,204      2,117,654      1,317,138
                                     ------------   ------------   ------------   ------------
INCOME (LOSS) FROM OPERATIONS .....      (520,336)        29,161       (947,546)       280,781

INTEREST ..........................        77,662              0        147,424              0

INTEREST EXPENSE ..................        48,903         53,166        160,483        153,209

NET INCOME (LOSS) BEFORE TAXES ....      (491,577)       (24,005)      (960,605)       127,572

PROVISION FOR INCOME TAXES ........             0              0              0         80,000

NET INCOME (LOSS) .................   ($  491,577)   ($   24,005)   ($  960,605)   $    47,572
                                     ------------   ------------   ------------   ------------
NET INCOME (LOSS) PER SHARE - BASIC   ($     0.15)   ($     0.02)   ($     0.35)   $      0.03
                                     ------------   ------------   ------------   ------------
WEIGHTED AVERAGE COMMON SHARES ....     3,382,500      1,500,000      2,741,100      1,500,000
                                     ============   ============   ============   ============


                 See Notes to Consolidated Financial Statements

              INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       FOR THE NINE MONTHS ENDED
                                                                    Sept. 25, 1999  Sept. 26, 1998
                                                                    --------------  --------------
Cash Flows from Operating Activities
      Net Income (Loss) ..........................................   ($  960,605)   $    47,572
                                                                      ----------     ----------
Adjustments to Reconcile Net Income (Loss) to Net Cash
provided by operating activities:
      Depreciation ...............................................       215,033        199,059
      Amortization ...............................................       167,850              0
      Non-cash compensation related to issuance of stock options .        47,340              0

Changes in Assets and Liabilities:
      Decrease in Accounts Receivable ............................      (268,690)      (251,262)
      Decrease in Accounts Receivable from Related Parties .......       635,061              0
      (Increase) Decrease in Inventory ...........................       (29,827)       (37,853)
      (Increase) Decrease in Prepaid Expenses ....................       (65,242)       (27,253)
      (Increase) in Interest Receivable ..........................        (7,259)             0
      (Increase) Decrease in Other Assets ........................      (223,614)       (50,471)
      Increase (Decrease) In Accounts Payable and Accrued Expenses      (540,249)       133,649
                                                                      ----------     ----------
                      Total Adjustments ..........................       (69,597)       (34,131)
                                                                      ----------     ----------
Net Cash Provided By (Used  in) Operating Activities .............    (1,030,202)        13,441
                                                                      ----------     ----------
Cash Flows from Investing Activities:
      Expenditures for Property and Equipment ....................      (174,868)      (157,774)
                                                                      ----------     ----------
 Cash Used in Investing Activities ...............................      (174,868)      (157,774)
                                                                      ----------     ----------
Cash Flows from Financing Activities:
      Increase in Due from Officers and affiliated companies .....             0        150,000
      Distributions ..............................................             0        (45,000)
      Net Proceeds from Issuance of Stock ........................     5,112,936       (321,759)
      Notes Receivable ...........................................      (500,000)             0
      Proceeds from Loans ........................................       231,080        269,000
      Payments on Loans ..........................................      (996,167)      (237,718)
                                                                      ----------     ----------
Net Cash Provided (Used) in Financing Activities .................     3,847,849       (185,477)
                                                                      ----------     ----------
Net Increase (Decrease) in Cash ..................................     2,642,779       (329,810)

Cash - Beginning of Period .......................................        16,146        351,740
                                                                      ----------     ----------
Cash - End of Period .............................................   $ 2,658,925    $    21,930
                                                                      ==========     ==========

                 See Notes to Consolidated Financial Statements

              INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 25, 1999

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

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

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 25, 1999 and the results of operations and cash flows for the nine month periods ended September 25, 1999 and September 26, 1998 have been included.

         The results of operations for the three and nine-month period ended September 25, 1999, are not necessarily indicative of the results to be expected for the full year ended December 26, 1999. Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.       INITIAL PUBLIC OFFERING

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

3.       NOTES PAYABLE OFFICERS

         During the second  quarter of 1999, the Officers' were repaid $ 642,500
         from  the  proceeds  of  the  offering.   These  repayments   represent
         short-term loans made to the Company prior to the Offering.

4.       EMPLOYEE STOCK OPTIONS

         On August 5,1999 the Company approved the granting of stock options to employees and key consultants. The Company granted various employees the option to purchase an aggregate of 103,000 shares at $ 4.00 per share with the expiration date of five years from the date of issuance. Such stock options fully vest two years from the date of issuance. This transaction resulted in a non-cash charge to operations of $18,540.

         On the same date, the Company also issued key consultants the option to purchase an aggregate of 18,000 shares at an exercise price of $ 4.00 per share with the same terms as the employees. This transaction resulted in the Company incurring a non-cash charge to operations of $ 28,800.

         In addition, the Company issued 40,000 stock options to certain members of the Board of Directors all of which fully vest two years from the date of issuance. Twenty five thousand of the options issued to Directors are exercisable at $ 4.50 per share and the remainder are exercisable at $ 4.00 per share.

5.       NOTE RECEIVABLE

         In connection with the execution of an agreement giving the Company the exclusive right to supply Azurel Ltd. ("Azurel") with any products imported on behalf of Azurel, the Company issued three notes to Azurel in the aggregate amount of $ 500,000 for short term financing at an interest rate of 8 % per annum.

         The notes required that principal and interest be repaid in four installments as follows:

         October 15, 1999: $ 133,905, October 25, 1999: $ 125,833, November 05,
         1999: $ 125,611, November 15, 1999: $ 125,278.

         In addition, the Company received a warrant to purchase 100,000 shares of common stock of Azurel at $ 1.50 per share with such warrants expiring on December 31, 2004.

         As of the date of this filing payment has not been received and the agreement is currently being renegotiated.

6.       NEW SUBSIDIARY

         The Company formed International Plastic Technologies, Inc. ("IPT"), a new subsidiary on May 7,1999. IPT was formed for the purpose of developing or acquiring domestically manufactured injection molded plastic products or assemblies, redesigning the products to improve function and appearance, and by using its relationships with vendors in China to manufacture the products offshore in order to deliver them at lower prices and improved profit margins.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

International Smart Sourcing, Inc. was organized as a holding company for its wholly-owned subsidiaries Electronic Hardware Corp. ("EHC") and Compact Disc Packaging Corp. ("CDP") and International Plastic Technologies, Inc. ("IPT") (collectively, the "Company"). International Plastic Technologies was formed on May 7, 1999 for the purpose of developing or acquiring domestically manufactured injection molded plastic products or assemblies, redesigning the products to improve function and appearance, and by using its relationships with vendors in China, to manufacture the products offshore in order to deliver them at lower prices and improved profit margins.

Electronic Hardware Corporation, the Company's principal subsidiary, has over 28 years of experience in the design, marketing and manufacture of injection molded plastic components used in industrial, consumer and military products. The Company believes that its long-term experience in the manufacture and assembly of injection molded plastic components, coupled with direct access to manufacturing facilities in China, will enable the Company to provide improved products at lower prices with improved profit margins.

The Company, through Compact Disc Packaging Corp. has entered into an exclusive international licensing agreement to manufacture, market, sell and sub-license the Pull Pack TM, a proprietary Disc packaging system. The Pull Pack (TM) is a redesigned " Jewel Box", the packaging currently used for Compact Discs, CD-ROMs and DVD.

RESULTS OF OPERATIONS

For the three and nine-months ended September 25, 1999 compared to the three and nine-months ended September 26, 1998

NET SALES

Net sales for the three and nine-month periods ended September 25, 1999 were $1,294,933 and $ 3,747,300, respectively, as compared to net sales of $1,559,489 and $ 4,506,995, respectively, for the three and nine-month periods ended Septembet 26, 1998. The decrease of $ 264,556 or 17 % for the three-month period and $ 759,695 or 17 % for the nine-month period were attributed to generally lower industry bookings and a major customer extending deliveries on purchase orders until their inventory is reduced. Additionally, the government has delayed placing purchase orders in the third quarter, pending the fourth quarter commencement of the new contract with the U.S. government Defense Supply Center Philadelphia which was awarded to EHC in the second Quarter of 1999.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the three and nine-month periods ended September 25, 1999 of 28 % and 31 %, respectively, which represents a decrease from the 33 % and 35 % experienced during the three and nine-months ended September 26, 1998. This decrease can be attributed to the increased sales of molded plastic components which have a lower gross profit than products which are molded and have value-added operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The increase in selling, general and administrative expenses for the three and nine-months ended September 25, 1999 as compared to the comparable periods in 1998 includes startup costs associated with setting up sales, marketing and operational departments and systems to support future business. Such departments consist of personnel, computer hardware and software, office space and furniture.

Selling, general and administrative expenses for the three and nine-months ended September 25, 1999 were $ 888,292 and $ 2,117,654, respectively, as compared to $ 493,204 AND $ 1,317,138 respectively, for the three and nine-month period ended September 26, 1998. The increase of $ 395,088 or 80 % for the three-month period and $ 800,516 or 61 % for the nine-month period are primarily attributable to a $ 139,000 used for promotional activities for CDP, $ 124,000 for legal and accounting fees, $ 43,000 for CDP reimbursement of expenses incurred in obtaining a patent $ 67,000 for travel to China to review and support the manufacturing and engineering facilities and trade shows for IPT and CDP, $ 85,000 in costs associated with being a public company, $ 33,000 in consulting for selecting and qualifying manufacturers in China, $ 18,000 on new office staff to the Company's new business, $ 47,000 in engineering consulting fees for new products designed by EHC to compliment the knob line. In addition, there was a non-cash charge to operations of $ 47,000 related to the issuance of stock options.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital expenditures and principal and interest payments. Historically, the Company's primary source of liquidity has been cash flow generated internally from operations, supplemented by bank borrowings and long term equipement financing. The Company's cash increased to $ 2,658,925 on September 25, 1999 from $ 16,146 on December 26, 1998.

Cash flow used in operating activities was $ 1,030,202 for the nine-months ended September 25, 1999 on a net loss of $ 960,605. The decrease in accounts receivable is the result of decreased volume of business. Working capital was used to reduce accounts payable to an acceptable level.

Cash used in investing activities for the nine months ended September 25, 1999 and September 26, 1998 was $ 174,868 and $ 157,774 respectively, which consisted of cash for the purchase of tooling, molds, machinery and equipment.

Net cash provided by financing activities for the nine months ended September 25, 1999 was $ 3,847,849 and resulted from the following:

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

In addition, cash of $ 231,080 was provided from borrowings on available credit lines. Cash of $ 996,167 WAS USED TO MAKE principal payments on loans and cash of $ 500,000 was used for loans made to another entity.


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company completed its initial public offering pursuant to a Registration Statement on Form SB-2 Registration No. 333-48701, declared effective on April 23, 1999. The Company issued 1,250,000 shares of common stock at a price of $4.50 per share and 1,250,000 redeemable common stock purchase warrants at a price of $.10 per warrant. The net proceeds of the initial public offering to the Company after expenses was approximately $ 4,300,000. On June 10, 1999, the underwriters in the initial public offering exercised their over allotment option to purchase additional shares of common stock and redeemable common stock purchase warrants, with net proceeds to the Company of approximately $ 750,000. Combined net proceeds from the initial public offering and over allotment transaction totaled approximately $ 5,050,000 (the "Net Proceeds").

During the nine-months ending September 25, 1999 the Company used an aggregate of $ 3,260,321 of proceeds of which $ 642,500 was used for repayment of debt. This amount represents a material change from the $ 382,500 allocated to repayment of debt in the Use of Proceeds section of the Company's regestration statement on form SB-S2, filed with the Securities Exchange Commission on April 23, 1999, and is the result of an additional $ 260,000 of loans made to the Company by the stockholders. $ 227,103 was used for repayment of a bank loan to Republic National Bank of New York, $ 739,890 was used for costs related to the initial public offering, $ 245,362, was used for working capital, $ 271,288 was used for tooling, $ 186,185 was used to inventory purchases and staffing, $117,380 was used for sales and marketing, $84,665 was used for costs associated with being a public company, $ 75,000 was used for Federal Income taxes, $81,700 was used for research and development, $ 43,200 was used for CDP licensing agreements and cost associated with CDP, $ 40,048 was used for travel to China and $ 6,000 was used on facilities and equipment. Additionally, $500,000 was loaned to Azurel Ltd. for short-term material financing at an annual interest rate of 8% in connection with the execution of an exclusive supply agreement between the Company and Azurel Ltd.

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

EXCLUSIVE SUPPLY AGREEMENT BETWEEN THE COMPANY AND AZUREL LTD.

The Company entered into an exclusive supply agreement with Azurel dated July 7, 1999 (the "Agreement"). Pursuant to the Agreement, the Company loaned $ 500,000 to Azurel in exchange for the exclusive right to supply Azurel with any and all products imported by or on behalf of Azurel. In addition, the Company received a warrant, expiring December 31, 2004, to purchase 100,000 shares of Azurel common stock at a purchase price of $ 1.50 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

EXHIBIT  DESCRIPTION

10       Exclusive Supply Agreement between the Company and Azurel Ltd.

27       Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 25, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SMART SOURCING, INC.


Date NOVEMBER 9, 1999                                  /S/ ANDREW FRANZONE
                                                           ANDREW FRANZONE
                                                       Chief Executive Officer



Date NOVEMBER 9, 1999                                  /S/ STEVEN SGAMMATO
                                                           Steven Sgammato
                                                       Chief Financial Officer
                                       12