Form 10KSB
period 1999-12-31
INTERNATIONAL SMART SOURCING INC
filed 2000-03-31
CIK 1057695

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to _______

         COMMISSION FILE NUMBER:            001-14753
                                            ---------
                       INTERNATIONAL SMART SOURCING, INC.
        (Exact Name of Small Business Issuer as specified in its charter)

                  Delaware                                 11-3423157
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                    Identification No.)

                              320 Broad Hollow Road

                              Farmingdale, NY 11735

                    (Address of principal executive offices)

                                 (631) 293-4650

                           (Issuer's telephone number)

      Securities registered under section 12(b) of the Exchange Act: None.
         Securities registered under section 12 (g) of the Exchange Act:

                          COMMON STOCK, PAR VALUE $.001

                   REDEEMABLE COMMON STOCK PURCHASE WARRANTS.

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  YES       _X_                          NO   ____

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                  YES      ___                           NO    _X_

The  issuer's  net  sales  for  the  most recent  fiscal  year  were $4,919,095.

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 20, 2000 was approximately $ 27,064,000. AS OF MARCH 26, 2000, the Registrant had 3,382,500 shares of its Common Stock, $0.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be issued in connection with the 2000 annual meeting of stockholders are incorporated by reference into Part III

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

The Company, through its principal subsidiary, Electronic Hardware Corp., a New York Corporation ("EHC"), has over 29 years of experience in the design, marketing and manufacture of injection molded plastic components and assemblies, including consumer, industrial and military knobs and custom and mechanical assemblies, including micro verniers, push or pull-to-turn clutch knobs and detent knobs. EHC also produces hardware items, including shaft locks, mounting brackets, test jack covers, cabinet bumpers and captive screws. The Company believes that EHC's long-term success is due to the average 30-year experience of its management team, strategic acquisitions of complementary companies, products and product lines and its ability to adapt new technologies and advanced manufacturing concepts to produce high-quality products at competitive prices.

EHC meets a full range of its clients' needs by maintaining early and total involvement, from the design and development to the ultimate manufacture and packaging of the product. When a custom-made product is initially requested, experienced EHC application engineers assist the customer during the concept design stage, which the Company considers critical to the success of the manufacturing process. During this stage, EHC application engineers draw upon the Company's experience, expertise and technological innovation to assist clients in reducing costs, meet accelerated market schedules and ensure high quality workmanship.

The Company is currently having its facility certified for International Quality Standard ("ISO") 9002, a manufacturing certification required by European companies and looked upon favorably throughout the world. ISO 9002 requires the Company to meet certain stringent requirements established in Europe to ensure that the facility's manufacturing processes, equipment, and associated quality control systems will satisfy specific customer requirements. The Company believes that obtaining ISO 9002 certification will benefit the Company in the plastic manufacturing market, both nationally and internationally. The Company has contracted a registrar and will seek certification in 2000.

The Company's factory is divided into manufacturing cells, which the Company believes accounts for a more efficient workplace and improved quality. Each cell is responsible for a complete manufacturing process, from machining to assembly and from indicia marking to the ultimate packaging of the product. The cells are operated by teams of cross-trained employees knowledgeable of both the product and the manufacturing process. The cell teams meet regularly to solve problems and develop more efficient manufacturing methods.

The Company believes that this consolidated manufacturing approach results in high quality, on-time delivery, competitive pricing, and a loyal customer base. Additionally, the Company believes that it has created a cost-effective workplace by decreasing inventory costs. The Company's "pull" (also known as "JIT," which stands for Just-in-Time) system is designed to introduce raw materials and components at the time necessary to fulfill customer orders. This system eliminates costs associated with the storage and handling of large amounts of inventory. The Company believes that it also accounts for a more timely rate of delivery. The "pull" system depends on long-term relationships with suppliers. The Company believes that due to its strong relationships with suppliers and its well-trained workforce, the system will continue to provide efficient and prompt delivery.

The Company offers secondary operations on its molded products. Services such as hand painting, pad printing, hot stamping and engraving are provided at a customer's request. These marking systems can be used on most materials and varying contours. The Company believes that these extra manufacturing services allow for greater flexibility and increased customer satisfaction.

The Company was originally formed in 1970 as EHC, a New York corporation, and was reorganized as of December 24, 1998 as a Delaware holding company for its two wholly owned subsidiaries, EHC and Compact Disc Packaging Corp., a Delaware Corporation ("CDP"). As part of the Reorganization, the stockholders of each of the subsidiaries exchanged the following percentage ownership in the respective subsidiaries for the percentage of shares of the Company: David Kassel exchanged 33% of EHC and 90% of CDP for 46.3% of the company; Andrew Franzone exchanged 33% of EHC for 25.7% of the Company; Harry Goodman exchanged 33% OF EHC FOR 25.7% of the Company; and David Cowan exchanged 10% of CDP for 2.3% of the Company.The Company changed its name from International Plastic Technologies, Inc. to International Smart Sourcing, Inc. on December 7, 1998. On May 7, 1999 a newly formed company called International Plastic Technologies Inc., a Delaware Corporation (IPT) was formed for the purpose of developing manufactured injection molded plastic products or assemblies, redesigning the product to improve function and appearance, by using its relationships with vendors in China, to manufacture the products offshore in order to deliver them at lower prices and improve profit margins.

GROWTH STRATEGY

The Company through IPT, intends to expand its operations through (i) specializing in assisting small to mid-sized companies to reduce their cost of manufacture by outsourcing work to china, and (ii) developing the infrastructure necessary to assist the companies outsourcing. Through a consultant who is also an independent director of the Company ("the Consultant"), the Company has established direct contact with manufacturers in China and has initiated overseas manufacturing projects in China of full-scale production runs of various products, including separate projects through an affiliated company, AFC. Additionally, IPT has opened an office in Shanghai through the Consultant to facilitate outsourcing. Currently, the Company has purchase orders with ten different suppliers in China. There can be no assurance that the Company will be able to consummate, maintain or establish additional manufacturing relationships in China or achieve any of its growth strategies.

PRODUCTS

CONTROL KNOBS AND ASSEMBLIES

The Company, through EHC, a wholly owned subsidiary, manufactures a full line of instrument control knobs, handles, value-added custom molding, dials and similar devices for consumer, industrial and military electronics equipment. EHC's knobs are used for precise setting of switches, on/off switches, volume controls and critical setting of instrumentation switches. EHC manufactures many of the knobs to order based on the customers' exacting specifications as well as its standard line. Customers of EHC order the knobs by specifying particular descriptions and features, including the shaft diameter, outer diameter, overall size, height, color, illumination, dials and markings, such as lines, dots or numbers. EHC also has a standard product line of consumer, industrial and military knobs available for sale through catalogs.

Overall, the number of different types of knobs EHC has manufactured in its history is in the order of tens of thousands. Some knobs are manufactured with mechanical devices built into the knob. For example, one of the Company's locking knobs turns freely and sets upon depression, resisting shock, vibration, or accidental movement. A clutch knob is one that continues to turn even after the device has reached a pre-set limit so that the pressure of the turning knob does not damage the equipment. Most knobs are resin-based and injection molded. Some knobs are painted and some are delivered "as molded." Certain knobs are made with aluminum inlays, caps, dials, or skirts and may have fittings of screws, bushings, springs, or set screws.

The knobs and assemblies can be sold in lots of as few as one knob or as large as 500,000 units or more. EHC requires a $150 per order minimum charge. Knob prices to the customer range from as low as $.09 per unit to as much as $150 per unit.

EHC has been awarded a government contract valued at an average of approximately 3 million dollars per year for a possible 5-year period. The government has the option to extend the contract on a yearly basis. The Company believes, with no assurance that the contract will run for the full 5 years.

The Pull Pack TM

The Company, through CDP, a wholly-owned subsidiary, has entered into an exclusive international licensing agreement to manufacture, market, sell and sub-license the Pull Pack TM, a proprietary disc packaging system. The Pull Pack TM is a redesigned "jewel box," the packaging used currently for compact discs, cd roms and dvd. the pull pack TM implements a drawer-like mechanism, avoiding the problems associated with currently available Disc packaging involving fragile hinges, difficulty in opening and the removal of Discs and descriptive literature. The drawer carries the Disc, and a tray above the drawer holds the descriptive booklet. When the drawer is opened, the tray is pushed forward one-half inch beyond the outer housing, providing the user with the option of removing the Disc or the booklet or both. The drawer also holds an inlay card, which provides the graphics for the spine and the bottom of the package.

A prototype version of the Pull Pack TM won the International Design Magazine Award for Packaging in 1993. Between 1993 and 1997, Inch, Inc., the inventor of the Pull Pack TM, explored various design concepts and manufacturing methods and processes to reduce production costs in order to enable the Pull Pack TM to become economically competitive. Late in 1997, the Company proposed to Inch, Inc. a more cost-efficient method of producing the Pull Pack TM by utilizing the company's sources in China. the company believes that by utilizing its contacts with Chinese manufacturers, it can produce the Pull Pack TM on a cost-efficient and competitive basis.

The Company acquired CDP by means of an agreement and plan of reorganization effective December 24, 1998, whereby the Company issued 445,000 shares of its Common Stock for all of the issued and outstanding stock of CDP. The purchased cost of such acquisition was $2,238,000, based upon the proposed initial public offering price of the shares issued. The Company has allocated $500,000 to the value of the exclusive license agreement, which grants CDP the right to manufacture, market and sell the Pull Pack TM. The license agreement will be amortized over a period of 10 years. Additionally, the Company has allocated $1,738,000 to the value of the goodwill attributed to the acquisition of CDP. Such charge to goodwill will be amortized over a period of 10 years. As a result of the amortization for both the license agreement and goodwill, there will be a charge to the Company's operating and net income in the approximate amount of $225,000 for each year during the next 10 years. Such charge will adversely affect the results of the Company's future operating and net income.

The company has negotiated to manufacture the Pull Pack TM in China, and plans with no assurance, to market the product as a specialty packaging system to a targeted niche market, including CD ROM, special production, retail replacement packaging and rental and institutional markets such as video stores, lending libraries and technical research facilities.

The company believes that the Pull Pack TM is well positioned to be sold in specialty niche markets. The Company believes that the Pull Pack TM receives favorable reviews because it complements what has made the Compact Disc the preferred format in both the entertainment and educational industries, ease of use and durability.

The company intentionally relies upon current technologies and materials used for the Pull Pack TM so that it can be interchangeable with current jewel boxes. The Pull Pack TM is the same size as the standard Jewel Box and is made from the same clear plastic. It also uses the same graphic inserts as Jewel Boxes, a booklet and inlay card, which allows Compact Disc distributors to use jewel boxes or the Pull Pack TM interchangeably without requiring special graphics to be printed. The company believes that this complete compatibility will also allow the Pull Pack TM to be sold directly to consumers who want To replace their broken jewel boxes with a more durable and convenient package. a pre-production model of the Pull Pack TM was developed in june 1998 for market research and small production runs. concurrently, the production tooling of the Pull Pack TM is complete and the product has been produced in limited quantities. The Company believes, with no assurance, that it will commence commercial production of the Pull PacK TM in the second quarter of 2000. However, due to the early manufacturing stage of the product, there are only small orders from customers, which are trying the product for the first TIME. The Company will initially target market opportunities such as replacement packaging, CD ROM packaging, rental and institutional markets, such as video stores, lending libraries and technical research facilities, special production markets and newly developed discs. as consumers become familiar with the Pull Pack TM, the Company intends to sell directly to the OEMs, who are the original content providers in both the music and CD ROM industries.

Competition

Knob and Assembly Manufacturing/Injection Molding

The Company believes that its segment of the plastic injection molding industry is highly fragmented and that no one participant is dominant in the industry. The Company believes that the most important competitive factor in this industry is investment in tooling, as the high cost of tooling relative to the low revenue of individual products is a barrier to entry in this market. The Company currently owns approximately 1,500 tools, which gives it the ability to manufacture over 10,000 products and assemblies. Other key competitive factors in this industry include quality of products, depth of industry knowledge, a sizable customer base, ability to provide products on a timely basis, level of experience, breadth of products and services offered, responsiveness to customer requests and ability to produce a wide variety of projects in a timely manner and at a competitive price. The Company believes that its main competitors in the control knobs and components segment of the injection molding industry are the following: Rogan Corporation, which produces instrument and consumer knobs; Philips Plastic Manufacturing Corporation, which produces consumer knobs; Davies Molding Company, which produces instrument knobs; and Aerospace Knob Company, which produces military avionic knobs. With its range of consumer, instrument, and military knobs, EHC strives to provide the broadest and most extensive line of knobs and assemblies in order to maintain an advantage over its competitors.

Pull Pack TM

The company believes that the primary competition for the Pull Pack TM is the current Jewel Box manufactured by Atlanta Precision Molding, Auriga and International Packaging Corp. Other companies have developed alternative Compact Disc packaging, but the Company believes that none have proved to be a challenge at this time because production costs are prohibitive or the designs have not been accepted by the general public or OEMs. Three of these packages are the Laserfile, from Laserfile Inc., the Utmost Rotary CD Case, from Co-Joint Corp. and the Alpha Pak, from Alpha Enterprise, Inc.

Suppliers And Raw Materials

EHC's principal raw materials consist of Lexan (polycarbonate), nylon, ABS, and polypropylene. Such materials are generally available commodities sold to the injection molding industry by a variety of suppliers in China; the Company does not have any oral or written contracts or agreements with any suppliers. No one vendor accounts for more than 10% of the Company's purchases, except for Shanghai Foodstuffs Export & Import Corporation and Royal Screw Machine Products. The loss of the Company's business relationship with either principal supplier could have a material adverse effect on the Company. Notwithstanding, while a shortage of a particular supplier's raw materials would not materially affect the Company, a general shortage of raw materials could adversely affect the Company. The Company has never experienced a shortage in raw materials and does not anticipate any shortages to occur in the reasonably foreseeable future, however, there can be no assurance that there will not be a shortage of raw materials.

The company is currently manufacturing products in China, including the Pull Pack TM. in such manufacturing projects the Chinese manufacturers will arrange for all raw materials from local suppliers. While the Company believes that there will be no shortage of such materials overseas and that prices will remain comparatively low, there can be no assurance that no shortages will occur. In addition, the Company is subject to the risk of political or economic dislocation in China, which could affect the availability, or cost of raw materials. the company anticipates that the raw materials used for the Pull Pack TM will consist of either crystal styrene, general-purpose styrene, polypropylene or zylar.

Distribution methods

EHC sells its products solely to industrial customers either directly or through major distributors. EHC never sells directly to retail consumers. Approximately 20% of EHC's products are principally sold through the following distributors:
Newark Electronics, Allied Electronics, Inc., Bisco Industries, Inc., Alatec Electronics, Inc. and Peerless Electronics, Inc. The Company does not have oral or written contracts or agreements with such distributors.

Research and development

The Company believes that its commitment to research and development has distinguished the Company among its competitors. In 1999, the Company spent approximately $ 184,000 on research and development of new tooling and development for a switch built into a knob, Pull Pack, and a "Quick Draw" rack system for the Pull Pack. The Company spent approximately $225,000 on research and development in 1998, including expenditures on new knob designs, computer aided design technology and engineering feasibility studies on potential new product lines. The Company's customers do not bear research and development costs, as all research and development is funded solely by the Company, some of which is through federal or state funding.

Patents, Trademarks, Licenses And Royalty Rights

The company, through CDP, a wholly-owned subsidiary, entered into a minimum five-year license agreement dated as of March 1, 1998 with inch, inc., to obtain the exclusive worldwide licensing rights to make, use, sell and sublicense the Pull Pack TM. In consideration of the exclusive license, the Company agreed to pay Inch, Inc. royalties of (i) 2% of the annual gross sales OF Pull Pack less any returns, credits and allowances; (II) 25% of sublicenses or fees from sublicenses payable within 30 days of receipt; and (iii) a $30,000 reimbursement payment for expenses incurred in obtaining a patent. The Company is entitled to exclusive license rights of Pull Pack TM for a minimum of five years and a maximum of the United States life of the patent, which expires in 2012. The Company paid to Inch Inc a royalty payment of $ 30,000 for the period of February 1, 1999 to February 1, 2000. If royalties paid to Inch, Inc. do not equal or exceed a minimum total of $40,000 from February 1, 2000 TO February 1, 2001 and $50,000 for each 12 month period thereafter Inch, Inc. shall have the right to terminate the exclusive license agreement upon 30 days' notice. in the event that the exclusive license is terminated, CDP shall continue to hold a non-exclusive license at the above referenced royalty rate. Inch, Inc. has also agreed to provide consulting services to CDP At the rate of $50 per hour prior to the sale of 10,000 units and $110 per hour after the sale of 10,000 units. CDP has agreed to indemnify and hold harmless Inch, Inc. against all damages and liabilities arising out of the manufacture of the Pull Pack.In 1995, Pull Pack was issued Patent No.5,383,544, which expires in January 2012. On June 16, 1998, EHC was issued patent no.5,765,449, which expires on June 16, 2015. EHC has submitted a patent application on a tactile detent knob. However, there can be no assurance that such patent will issue.

The Company may apply for additional patents relating to other aspects of its production. There can be no assurance as to the degree of protection, which existing or future patents, if any, may afford the Company, or that competitors will not develop similar or superior methods or products outside the protection of any patent issued to the Company.

Employees

As of December 31,1999, the Company had a total of 83 employees. 13 of these employees work on a part-time basis. 38 of the Company's employees are represented in collective bargaining agreements by Local 531, International Brotherhood of Teamsters, AFL-CIO. 14 employees work in Sales and Administration while 64 employees are factory workers.

The Company believes it has a satisfactory relationship with its unionized labor and has never experienced a work stoppage. The current collective bargaining agreement was amended by means of a Memorandum of Agreement dated as of May 10, 1998 and was extended until May 9, 2001. Union employees are covered by the Sick & Welfare Fund, Local 531, to which the Company contributes a specified amount each year.

Item 2. Property

The Company operates from an approximately 20,000 square foot facility located in Farmingdale, New York. The facility is owned and operated by K&G Realty Associates, a partnership owned by David L. Kassel, the Company's Chairman, and Harry Goodman, the Company's Vice President. The mortgage on the facility is guaranteed by EHC. The Company's lease, currently under a 10-year extension, expires in December 2005. The annual rent is currently $146,000 per year, and provides for annual adjustments equal to the greater of the increase in the Consumer Price Index or 5%. Pursuant to a rider to the lease agreement dated as of March 1, 1998, EHC shall pay as additional rent, any and all real property taxes for the demised premises in excess of $26,000 per annum. In 1999, the real estate taxes were approximately $34,000. The Company believes that the property is suitable for its presently foreseen use. The Company leases approximately 1,000 square feet of office space in Shanghai, China for $ 1,500 a month though the Consultant on a month to month basis.

Item 3. Legal Proceedings

On or about April 20, 1999 a former non-officer employee of the Company filed a complaint against EHC with the Division of Human Rights of the State of New York ("Division") charging violation of the Americans with Disabilities Act covering disabilities relating to employment. The Company submitted an answer to the complaint on May 4, 1999. The Company is vigorously defending this action and believes, with no assurance, that it has a meritorious defense. Although the ultimate outcome of the action cannot be determined at this time, the Company does not believe that the outcome will have a material adverse effect on the Company's financial position or overall trends in results of operations.

Item 4. Submission of Matters to a vote of Security Holders.

Not Applicable.

                                     PART II

Item 5. Market for Common Equity and Related Matters

The Company completed its initial public offering pursuant to a Registration Statement on Form SB-2 Registration No. 333-48701, declared effective on April 23, 1999. As of March 26,2000, the Company had outstanding 3,382,500 shares of its Common Stock $ .001 par value ("Common Stock"). The Company's Common Stock is traded on the Nasdaq Small Cap Market ("Nasdaq Small Cap") under the symbol ISMT. Effective December 30 1999 the Company's Common Stock and Common Stock Purchase Warrants were delisted from the Boston Stock Exchange due to its failure to obtain a minimum of 600 beneficial stockholders within six months of listing.The following table sets forth the high and low bid prices for the Common Stock as reported on the Nasdaq Small Cap. The high and low bid prices reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transaction.

                                                     COMMON STOCK SALE PRICES
                                                     ---------------------------
FISCAL 1999                                          HIGH                LOW
--------------------------------------------------------------------------------

Second   Quarter (from April 23, 1999)               5.50                 3.9375
Third Quarter                                        7.063                4.188
Fourth Quarter                                       9.00                 5.50


On March 26, 2000 there were approximately 175 holders of record of the company's 3,382,500 outstanding shares of Common Stock.

On March 26, 2000, the last sale price of the Common Stock as reported on the Nasdaq SmallCap Market was $ 8.00.

Dividend Policy

The Company intends, for the foreseeable future, to retain future earnings for use in the Company's business. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition, and other relevant factors.

Item 6. Management's Discussion and Analysis

The following discussion should be read in conjunction with the historical financial statements, including the notes thereto, of the Company included elsewhere herein.

General

International Smart Sourcing, Inc. was organized as a holding company for its wholly-owned subsidiaries Electronic Hardware Corp. ("EHC") Compact Disc Packaging Corp. ("CDP") and International Plastic Technologies, Inc. ("IPT") (collectively, the "Company"). IPT was formed for the purpose of developing domestically manufactured injection molded plastic products or assemblies, redesigning the products to improve function and appearance and by using its relationships with vendors in China, to manufacture the products offshore in order to deliver them at lower prices and improved profit margins.

EHC, the Company's principal subsidiary, has over 28 years of experience in the design, marketing and manufacture of injection molded plastic components used in industrial, consumer, and military products. The Company believes that its long-term experience in the manufacture and assembly of injection molded plastic components, coupled with direct access to manufacturing facilities in China, will enable the Company to provide improved products at lower prices with improved profit margins.

The Company, through CDP. has entered into an exclusive international licensing agreement to manufacture, market, sell and sub-license the Pull Pack TM, a proprietary Disc packaging system. The Pull Pack (TM) is a redesigned " Jewel Box", the packaging currently used for Compact Discs, CD-ROMs and DVD.

Results of Operations

For the year ended December 31, 1999 compared to the year ended December 26, 1998:

Net Sales

Net Sales for the year ended December 31, 1999 were $ 4,919,095, as compared to net sales of $5,883,001 for the year ended December 26, 1998. The decrease of $963,906 or 16 % for the period was attributed to generally lower industry bookings and a major customer extending deliveries on purchase orders until their inventory is reduced. In addition, the government has delayed placing purchase orders in the third quarter, pending the fourth quarter commencement of the new contract with the U.S. government Defense Supply Center Philadelphia which was awarded to EHC in the second Quarter of 1999.

Gross Profits

The Company realized an overall gross profit margin percentage for the year ended December 31, 1999 of 26 %, which represents a decrease from the 29 % experienced during the year ended December 26, 1998. This decrease can be attributed to the increased sales of molded plastic components that have a lower gross profit than products that are molded and have value-added operations.

Selling, General, and Administrative Expenses

The increase in selling, general, and administrative expenses includes startup costs associated with setting up sales, marketing and operational departments, and systems to support future business. Such departments consist of personnel, computer hardware and software, office space and furniture.

Selling, general and administrative expenses for the year ended December 31, 1999 were $ 3,306,930 as compared to $ 1,764,126, for the year ended December 26, 1998. The increase of $ 1,542,804 or 87% for the period is primarily attributable to $ 248,000 used for promotional activities for CDP, $213,000 for legal and accounting fees, $ 43,000 for reimbursement of expenses CDP incurred in obtaining a patent $ 56,000, for travel to China to review and support the manufacturing and engineering facilities and trade shows for IPT and CDP, $93,000 in costs associated with being a public company, $ 36,000 in consulting for selecting and qualifying manufacturers in China, $ 59,000 on new office staff to the Company's new business, and $ 63,000 in engineering consulting fees for new products designed by EHC to compliment the knob line. In addition, there was a non-cash charge to operations of $ 52,000 related to the issuance of stock options.

Results of Operations

For the year ended December 26,1998 compared to the year ended December 27,1997:

Net Sales

Net sales decreased $171,746 or 3% to $5,883,001 for the year ended December 26, 1998 from $6,054,747 for the year ended December 27, 1997. The decrease was attributable to the redesigning of a key customer's product and generally slower industry booking.

Gross Profits

The Company realized an overall gross margin percentage for the year ended December 26, 1998 of 29%, which represents a decrease from 37% experienced during the year ended December 27, 1997. The decrease in gross profit occurred because of a chance in the product mix. In 1998, the Company relied more heavily on molded products, which do not have secondary operations. These types of products are different from the standard Product line, which do require secondary operations such as assembly, machining, painting, printing and finishing and consequently earn a higher profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $6,767 or less than 1% to $1,764,126 for the year ended December 26, 1998 from $1,770,893 for the year ended December 27, 1997.

Liquidity and Capital Resources

The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company's primary source of liquidity has been cash flow generated internally from operations, supplemented by bank borrowings and long term equipment financing. The Company's cash increased to $ 1,992,265 on December 31, 1999 from $ 16,146 on December 26, 1998.

Cash flow used in operating activities was $ 1,596,687 for the year ended December 31, 1999 on a net loss of $ 1,969,368. The increase in accounts receivable is the result of tooling invoiced in December and collectable in the following quarter. Working capital was used to reduce accounts payable to an acceptable level. Cash used in investing activities for the year ended December 31, 1999 was $802,860, which consisted of cash for the purchase of tooling, molds, machinery and equipment and a loan to Azurel Ltd with whom the Company entered into an exclusive supply agreement. In October the Company converted $253,000 of trade receivables from a related party to a 5 year Promissory note paying principal and 8% annual interest on a monthly basis over 5 years. The note is current through the date of this filing.

Net cash provided by financing activities for the year ended December 31, 1999 was $ 4,375,666. On April 23, 1999, the Company offered for sale to the public 1,250,000 shares of its common stock at $4.50 per share and 1,250,000 redeemable common stock purchases warrants at $0.10 to purchase one share of common stock at $ 5.00 per share. The Company received approximately $ 4,300,000 of net proceeds from the initial public offering. Additionally, on June 10, 1999 the Underwriter exercised it's over allotment option in full to purchase 187,500 additional shares of the Company's common stock and 187,500 redeemable common stock purchase warrants. The Company received approximately $750,000 of net proceeds from this transaction. Combined net proceeds to the Company from the initial public offering and over allotment totaled approximately $ 4,900,000.

Cash of $ 1,536,520 was provided from borrowings on available credit lines. Cash of $ 2,329,748 was used to make principal payments on loans. In December, the Company acquired bank financing from European American Bank (EAB). The financing agreement includes a demand note of $1,250,000and a term loan of $500,000. The loan is secured by accounts receivable, inventory and a $1,000,000 certificate of deposit which is restricted from use until the Company earns $100,000 year to date net profit. In addition, there is a maximum leverage and minimum capital base requirement. The minimum capital base was not met. On March 30, 2000 EAB issued a wavier for the minimum capital base requirement and amended such requirement to $2,000,000. However, EAB has prohibited the Company from drawing any additional funds from the lines of credit until further review. With the proceeds of the loans the $ 1,000,000, revolving line of credit with Republic National Bank was paid in full.

 Year 2000 Computer System Compliance

No problems were encountered with the Company's computer hardware or software due to the Year 2000 issue.

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

Exclusive Supply Agreement between the Company and Azurel ltd.

The Company entered into an exclusive supply agreement with Azurel Ltd. (Azurel) dated July 7, 1999 ("the Agreement"). Pursuant to the Agreement, the Company loaned $ 500,000 to Azurel in exchange for the exclusive right to supply Azurel with any and all products imported by or on behalf of Azurel. In addition, the Company received warrants, expiring December 31, 2004, to purchase 100,000 shares of Azurel common stock at a purchase price of $ 1.50 per share. The Company has not received any orders through March 26, 2000.

On December 23, 1999, the terms of the loan agreement were extended allowing principal payments to begin on January 15, 2000. In consideration for extending the principal payments, the Company received an additional 50,000 warrants to purchase shares of Azurel Ltd. Common stock at an exercise price of $ 1.50 per share. Interest continues to accrue at 8 % per year on all unpaid balances. As of the date of this filing, no principal or interest payments have been made. The note is past due and no repayments have been made. The Company is in the process of negotiating new repayment terms.

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

ITEM 7. Financial Statements

Index to Consolidated Financial Statements

                                                                           PAGE

Independent Auditors' Report                                                 F-1
Consolidated Balance Sheet                                                   F-2
Consolidated Statement of Operations                                         F-3
Consolidated Statement of Changes in Stockholders Equity                     F-4
Consolidated Statement of Cash Flows                                         F-5
Notes to Consolidated Financial Statements                           F-6 to F-15

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
International Smart Sourcing, Inc.
Farmingdale, New York

We have audited the accompanying consolidated balance sheet of International Smart Sourcing, Inc. and Subsidiaries, as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and December 26, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, the financial position of International Smart Sourcing, Inc. and Subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for each of the years ended December 31, 1999 and December 26, 1998 in conformity with generally accepted accounting principles.

                                    /S/Feldman Sherb Horowitz & Co., P.C.
                                    Feldman Sherb Horowitz & Co., P.C.
                                    Certified Public Accountants

New York, New York
March 2, 2000

(March 30, with respect to
 the last paragraph of Note 7)

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999

                                     ASSETS

CURRENT ASSETS:

    Cash .....................................................  $       992,265
    Cash - restricted............................................     1,000,000
    Accounts receivable - net of allowance for
       doubtful accounts of $11,000  ............................       578,323
    Notes receivable ( including $42,894 from related party) ....       560,510
    Inventories .................................................       787,331
    Prepaid expenses and other current assets ...................       298,261
                                                                    ------------
       TOTAL CURRENT ASSETS .....................................     4,216,690


Property and Equipment - net ....................................       667,052
Goodwill - net ..................................................     1,564,352
License agreement - net .........................................       450,000
Note receivable-related party ...................................       210,256
Other assets ....................................................       310,817
                                                                    ------------

       TOTAL ASSETS ..........................................  $     7,419,167
                                                                    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable and accrued expenses ..................... $       927,532
    Current portion of long tem debt ............................       714,479
    Current portion of obligations under capital lease ..........        53,437
                                                                    ------------
       TOTAL CURRENT LIABILITIES ................................     1,695,448


    Long tem debt ...............................................       644,832
    Obligations under capital lease .............................        54,312
                                                                    ------------

       TOTAL LIABILITIES ........................................     2,394,592
                                                                    ------------
STOCKHOLDERS' EQUITY:

    Common Stock, $0.001 par value, 10,000,000 shares authorized,
       issued and outstanding 3,382,500 .........................         3,383
    Additional paid-in capital ..................................     6,852,204
    Accumulated deficit .........................................    (1,831,012)
                                                                    ------------
       TOTAL STOCKHOLDERS' EQUITY ...............................     5,024,575
                                                                    ------------

                                                                $     7,419,167
                                                                   =============
                 See notes to consolidated financial statements.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year Ended
                                                 -------------------------------
                                                 December 31,       December 26,
                                                    1999               1998
                                                 ------------       ------------

NET SALES ..........................             $  4,919,095       $ 5,883,001
COST OF GOODS SOLD .................                3,631,143         4,153,387
                                                 ------------       ------------
     GROSS PROFIT ..................                1,287,952         1,729,614
                                                 ------------       ------------
OPERATING EXPENSES

     Selling and shipping ..........                1,374,194           583,980
     General and administrative ....                1,932,736         1,180,146
                                                 ------------       ------------
        TOTAL OPERATING EXPENSES ...                3,306,930         1,764,126
                                                 ------------       ------------

LOSS FROM OPERATIONS ...............               (2,018,978)          (34,512)

     Interest income ...............                  180,793              --
     Interest expense ..............                 (201,493)         (190,074)
                                                 ------------       ------------
NET LOSS BEFORE TAXES ..............               (2,039,678)         (224,586)

BENEFIT (PROVISION) FOR INCOME TAXES                   70,310           (66,760)
                                                 ------------       ------------

NET LOSS ...........................             $ (1,969,368)     $   (291,346)
                                                 =============      ============

NET LOSS PER SHARE - BASIC .........             $      (0.68)      $     (0.19)
                                                 =============      ============

WEIGHTED AVERAGE COMMON SHARES .....                2,913,000         1,502,472
                                                 =============      ============
Net loss ...........................                                $  (291,346)
Pro forma income tax benefit .......                                     98,000
                                                                    ------------

Pro forma net loss .................                                $  (193,346)
                                                                    ============
Pro forma loss per share - basic ...                                $     (0.13)
                                                                    ============

Weighted average comon shares used .                                  1,502,472
                                                                    ============

                 See notes to consolidated financial statements.

                       INTERNATIONAL SMART SOURCING, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                   Common Stock          Additional      Retained
                                              -----------------------     Paid In        Earnings

                                               Shares        Amount       Capital        (Deficit)      Total

                                              ---------     ---------    ----------     ---------      -----

Balance December 28, 1997                     1,500,000 $       1,500 $     317,941 $     131,403 $     450,844

     Net Loss                                     -             -             -          (291,346)     (291,346)

     Distributions                                -             -             -          (114,900)     (114,900)

     Issuance of stock for acquisition of CDP   445,000           445     1,999,555          -        2,000,000

     Termination of S Corporation                 -             -          (413,199)      413,199         -
                                             ----------    ----------    -----------    ---------     ----------

Balance December 26, 1998                     1,945,000         1,945     1,904,297       138,356     2,044,598


     Net Loss                                     -             -             -        (1,969,368)   (1,969,368)
     Initial Public Offering                  1,437,500         1,438     4,895,707          -        4,897,145
     Issuance of stock options to consultants     -             -            52,200          -           52,200


                                            ===========   ===========   ===========   ===========   ===========
Balance December 31, 1999                     3,382,500 $       3,383 $   6,852,204 $  (1,831,012)$   5,024,575
                                            ===========   ===========   ===========   ===========   ===========





                 See notes to consolidated financial statements.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          Year Ended
                                                                                                  -------------------------
                                                                                                  December 31,  December 26,
                                                                                                     1999          1998
                                                                                                  ------------   -----------

Cash flows from operating activities:

    Net loss                                                                                     $(1,969,368)   $ (291,346)
                                                                                                  -----------     ---------
Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:

        Depreciation                                                                                 273,301       272,575
        Amortization                                                                                 223,800          -
        Non-cash compensation related
           to issuance of options                                                                     52,200          -
Changes in Assets and Liabilities:
    Decrease (increase) in accounts receivable                                                       (66,801)      169,949
    Decrease (increase) in accounts receivable from related parties                                  381,911      (635,061)
    (Increase) decrease in inventories                                                                (2,331)      258,011
    Increase in prepaid expenses and other current assets                                           (188,630)      (13,605)
    (Increase) decrease in other assets                                                             (236,997)       38,537
    (Decrease) increase in accounts payable and accrued expenses                                     (63,772)      572,334
                                                                                                  -----------   -----------
           Total adjustments                                                                         372,681       662,740
                                                                                                  -----------   -----------
Net cash (used in) provided by operating activities                                               (1,596,687)      371,394
                                                                                                  -----------   -----------
Cash flows from investing activities:

    Cash acquired in acquisition                                                                        -            2,611
    Expenditures for property and equipment                                                         (302,860)     (242,080)
    Loans to another company                                                                        (500,000)         -
                                                                                                  -----------   -----------
Net cash used in investing activities                                                               (802,860)     (239,469)
                                                                                                  -----------   -----------
Cash flows from financing activities:

    Deferred offering costs                                                                             -         (346,859)
    Increase in due from related parties                                                                -          (86,355)
    Distributions                                                                                       -         (114,900)
    Net proceeds from initial public offering                                                      5,244,004          -
    Capital lease repayments                                                                         (75,110)         -
    Proceeds from borrowings                                                                       1,536,520       320,000
    Principal payments on loans                                                                   (2,329,748)     (239,405)
                                                                                                  -----------   -----------

Net cash provided by (used) in financing activities                                                4,375,666      (467,519)
                                                                                                  -----------   -----------
Net increase (decrease) in cash                                                                    1,976,119      (335,594)

Cash - beginning of period                                                                            16,146       351,740
                                                                                                  -----------   -----------

Cash - end of period                                                                             $ 1,992,265   $    16,146
                                                                                                  ===========   ===========

Supplemental disclosure of cash flow information:
    Cash paid during the year for

        Interest                                                                                 $   170,757   $   215,903
                                                                                                  ===========   ===========

    Non-cash financing and investing activities:

        Issuance of common stock for acquisition of subsidiary                                   $     -       $ 2,000,000
                                                                                                  ===========   ===========
        Issuance of common stock options for services                                            $    52,200   $     -
                                                                                                  ===========   ===========
        Purchase of equipment through capital leases payable                                     $    44,773   $     -
                                                                                                  ===========   ===========
                 See notes to consolidated financial statements.

                                       F-5

                       INTERNATIONAL SMART SOURCING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS OF THE COMPANY

          International Smart Sourcing, Inc. ("International") was incorporated in February 1998 in Delaware as a holding company for the purpose of acquiring the common stock of Electronic Hardware Corp. ("EHC") and Compact Disc Packaging Corp. ("CDP") in contemplation of an initial public offering of International's stock (the "Offering"), which was completed in April 1999.

         Under an agreement and plan of reorganization, dated December 24.1998, International issued 1,500,000 shares of its stock for the stock of EHC. After the reorganization, the shareholders of EHC owned the same proportionate interest of International as was owned of EHC. EHC, a company located in Farmingdale, New York, manufactures injection molded plastic components used in consumer, industrial and military products sold in the United States. Accordingly, the reorganization has been accounted for as a combination of commonly controlled entities and the accompanying financial statements presented herein present the financial position and results of operations and cash flows of International and EHC as if they had been combined for all periods presented,

         Under another agreement and plan of reorganization, dated December 24, 1998, International issued 445,000 shares of its stock for the stock of CDP, a development stage enterprise which was incorporated in Delaware on January 31, 1995 to manufacture and market a proprietary compact disc packaging system. CDP was owned prior to its merger with the Company by one of the shareholders of EHC and one other shareholder. Such transaction is being accounted for under the purchase method of accounting commencing on the date of the transaction.

         Under such method of accounting, an acquiring corporation allocates the cost of an acquired company to the assets acquired and liabilities assumed on the basis of their fair value. The excess of the cost acquired over the amounts assigned to identifiable assets less liabilities assumed is recorded as goodwill. International based the value of the shares issued for the acquisition of CDP on the proposed initial public offering price of its shares and has substantiated such cost and its allocation to identifiable assets, as per Accounting Principles Board Opinion No.16. Accordingly, International allocated $500,000 to license cost and $1,738,000 to goodwill.

         The following unaudited pro-forma summary combines the consolidated results of operations of International, EHC and CDP as if the acquisition had occurred at the beginning of 1998, after giving effect to certain adjustments, including amortization.

                                                                 Year Ended
                                                               December 26, 1998

                                                                 (Unaudited)

                     Net sales                             $           5,883,001

                     Net loss                              $           (492,072)

                     Net loss per common share             $              (0.25)


         The pro-forma results do not necessarily represent the results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

         In May 1999, International formed International Plastic Technologies, Inc. ("IPT") d/b/a International Smart Sourcing. This subsidiary was created to offer services, to United States based companies manufacturing in the plastic injection mold industry, in acquiring molds and finished goods in the People's Republic of China.

         Hereinafter, International, EHC, IPT and CDP are collectively referred to as the "Company".

         In April 1999 the Company consummated the Offering of 1,250,000 shares of common stock at $4.50 per share and 1,250,000 redeemable warrants at $0.10 per warrant to purchase one share of common stock at $5.00 per share. The warrants are exercisable for a five-year period commencing one year from the date of issuance. In June 1999 the underwriter exercised their right to sell 187,500 shares of common stock as part of an over-allotment as well as 187,500 redeemable warrants. Net proceeds form the Offering and the subsequent over-allotment, after underwriting commissions and other related fees, was approximately $4,900,000.

         The Company agreed to retain the underwriter as a consultant for a period of two years after the offering for a fee of $120,000, which was paid upon the consummation of the Offering.

2.       SIGNIFICANT ACCOUNTING POLICIES

         (a) Fiscal Year - The Company operates on a "52-53 Week" reporting year ending on the last Friday of the month.

         (b) Use of Estimates -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         (c) Recognition of Revenue - Revenue is recognized upon completion of the sale, which is when the goods are shipped to the customer.

         (d) Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated.

         (e) INVENTORIES - INVENTORIES ARE STATED AT THE LOWER OF COST or market. Cost is determined by the use of the first-in, first-out method.

         (f) DEPRECIATION AND AMORTIZATION - FIXED assets are depreciated on the straight line basis over the estimated useful lives of the related assets. Leasehold improvements are being amortized on the straight line basis over the shorter of the estimated useful life of the improvements, which is 10 years, or the life of the lease.

         (g) Income Taxes - Prior to December 24, 1998 EHC had made an election to be treated as an S Corporation. Accordingly, under such election, income taxes were paid by their shareholders on the shareholders' proportionate share of income. International was incorporated as a C corporation and, accordingly, taxes have been provided on income generated by International in 1998. Pro forma income taxes have been calculated in 1998 as if EHC was a C corporation for Federal and State income tax purposes.

                  The Company  recognizes  deferred  tax assets and  liabilities based on the  difference  between  the  financial  statements'
                  carrying amount and the tax basis of the assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance related to deferred tax assets is also recorded when it is probable that some or all of the deferred tax assets will not be realized.

         (h) Basic Net Income and Pro Forma Per Share Net Income-Basic Net income per share and pro forma income per share are computed based on the weighted average number of common shares outstanding during the period. Stock options have been excluded as common stock equivalents in the diluted earnings per share because their effect would be anti-dilutive.

         (i) Accounting for Long-Lived Assets-The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 1999, the Company believes that there has been no impairment of its long-lived assets.

         (j) Goodwill-Goodwill resulting from the acquisition of CDP is amortized on a straight-line basis over 10 years. The Company periodically assesses the recoverability of the cost of its goodwill based on a review of projected undiscounted cash flows of CDP. These cash flows are prepared and reviewed by management in connection with the Company's annual long range planning process.

                                       F8

         (k) License Fee-The license fee resulting from the acquisition of CDP is amortized on a straight line basis over 10 years.


         (l) Stock Based Compensation - The Company accounts for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employee," ("APB 25"). The Company has also adopted Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) for disclosure purposes, and has adopted the proforma disclosure requirements of SFAS 123.

         (m) Concentration of credit risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and trade receivables. At times, the cash in any one bank may exceed the Federal Deposit Insurance Corporations $100,000 limit. As of December 31, 1999 the Company had approximately $1,800,000 in excess of the limit. The Company places its cash with high credit quality financial institutions. In regards to trade receivables, management believes the risk is relatively limited due to the credit assessment of its customers.

3.       INVENTORIES

         Inventories consist of the following at December 31, 1999:

                  Raw Materials                             $             56,811
                  Work in Process                                         80,140
                  Finished Goods                                         418,292
                  Components                                             232,088
                                                                ----------------
                                                            $            787,331
                                                                ================


4.       NOTES RECEIVABLE

         In July and August 1999 the Company loaned to another company in which it has an exclusive supply agreement, an aggregate of $500,000 at an interest rate of 8% per annum. The Company received 150,000 warrants to purchase the common stock of the company to which it issued these loans. The original terms of the loan were to have the loan repaid by November 15, 1999. The note is past due and no repayments have been made. The borrower has requested and the Company has agreed to negotiate new repayment terms. As of December 31, 1999 the outstanding balance receivable is $517,616 including accrued interest.

5.       PROPERTY AND EQUIPMENT

         Property and equipment are comprised of the following at December 31, 1999:

                                                 Life
                                            -----------------
           MACHINERY AND EQUIPMENT            5-10 YEARS        $      3,175,104
           Tools, Dies and Molds              5-10 Years               1,618,824
           Leasehold Improvements             10 Years                   217,836
           Office Furniture and Fixtures      5 Years                    202,918
                                                                ----------------
                                                                       5,214,682

           Less: accumulated depreciation and
           amortization                                                4,547,630
                                                                ----------------
                                                               $         667,052
                                                                ================


6.       OBLIGATIONS UNDER CAPITAL LEASES

         The Company leases certain equipment under various capital lease arrangements expiring through February 2002:

                                                   Current  Long-
                                                   Portion  Term
                                                           Portion      Total
                                                  --------  ---------  ---------
         Total minimum lease payments            $ 62,569   $ 64,403   $ 126,972
         Less: Amounts representing interests       9,132     10,091      19,223
                                                  --------  --------   ---------
                                                 $ 53,437   $ 54,312   $ 107,749
                                                 =========  ========   =========

        Future minimum lease payments are as follows:

           2000                                     $  53,437
           2001                                     $  48,214
           2002                                     $   6,098


7.       LONG-TERM DEBT

         In September 1999, the Company repaid its term loan to their former primary commercial bank in the amount of $275,000, from the proceeds of the Offering. In December 1999, the Company borrowed from their new primary commercial bank $1,000,250 in the form of a line of credit and $500,000 in the form of a term loan. The Company used these proceeds to repay their prior commercial bank, which had extended a revolving line of credit of $1,000,000. As of December 31, 1999 the Company owed their new commercial bank $500,250 on their line of credit and $493,122 on their term loan.In addition, the Company is required to maintain on deposit with the bank a $1,000,000 certificate of deposit, which is pledged as security for the loans until such time as the Company's annual net income is $100,000 or greater.

         Long-term debt is comprised of the following at December 31, 1999:

     (a)  Term loan  payable,  bank,  due  December  2005,  payable  in  monthly installments of $10,382 of principal plus interest at prime plus 1/2 %
          (9.01% at December 31, 1999).  The loan is guaranteed by the Company's three  officers/shareholders  and  requires the Company to comply with certain
          covenants ............................................................    $     493,122

     (b)  Line of credit,bank (available up to $1,250,000), payable upon demand,
          bearing   interest  at  prime  plus  1/4  %  (8.75%  at  December  31,
          1999). The loan requires the Company to comply with certain covenants.          500,250

     (c)  Loan agreement payable in monthly  installments of $2,903 of principal and interest at 7% per annum due February 2007. The loan is guaranteed
          by the Company's three officers/shareholders..........................          195,857

     (d)  Various loans payable to officer/shareholders, all bearing interest at
          10% per annum,  payable in monthly installments ranging from $2,656 to
          $4,664 including interest.  The loans are due at various dates through
          July 2001.............................................................          170,082
                                                                                   ---------------
                                                                                        1,359,311
                  Less current maturities                                                 714,479
                                                                                   ----------------
                                                                                     $    644,832
                                                                                   ================



         Long term debt matures as follows:

         2000 (including line of credit payable on demand).... $         714,479
         2001..................................................          175,881
         2002..................................................          125,025
         2003..................................................          136,225
         2004..................................................          138,055
         Thereafter............................................           69,646
                                                                    ------------
                                                                    $  1,359,311
                                                                    ============



         The loans are secured by  substantially  all the assets of the Company.
         The  Company   estimates  that  the  fair  value  of  the  above  loans
         approximates their carrying value.

         The Company was in violation of one of its covenants which requires it to maintain a capital base, as defined, of $3,400,000 at December 31, 1999. On March 30,2000, the bank has issued a waiver for such covenant and amended the requirement to $2,000,000. However, the bank has restricted the Company from any further borrowings on its line of credit. Such restriction is subject to negotiation between the Company and the bank.

8.       INCOME TAXES

         The (provision) benefit for income taxes consists of the following:

                                                        Year ended
                                          --------------------------------------
                                                December 31,        December 26,
                                                    1999                1998
                                          -------------------    ---------------
         (Current Taxes) Benefit:
              Federal                     $      55,000            $    (61,000)
              State                              15,000                  (6,000)

                                          -------------------   ----------------
                                          $      70,000            $    (67,000)
                                          ===================   ================

         The (provision) benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before (provision) benefit for income taxes as follows.


                                                          Year ended

                                          --------------------------------------
                                               December 31,         December 26,
                                                   1999                 1998
                                          -------------------   ----------------


         Income tax benefit(provision)computed
         at the Federal statutory rate           $   693,000      $       76,000

         Deductionsfor which no benefit is
         recognized                                 (638,000)          (137,000)

         State income tax benefit(provision)          15,000             (6,000)
                                           ------------------    ---------------
       Income tax benefit (provision)            $    70,000      $     (67,000)
                                           ==================    ===============

         The Company has a net operating loss carry forward for tax purposes totaling approximately $1,500,000 at December 31, 1999 expiring in the year 2017. The resulting tax deferred asset of approximately $ 510,000 has been offset by a corresponding valuation allowance.

9.       RETIREMENT PLAN

         The Company sponsors a 401(k) savings plan covering all non-union employees who have attained the age of 21 and have completed 3 months of service. Participants may contribute up to 15% of their annual compensation, subject to certain limitations. In addition, the Company may make contributions to the plan. During the years ended December 31, 1999 and December 26, 1998, the Company did not make any contributions to the plan.

10.    CASH GAIN SHARING PROGRAM

         The Company's full time, non-union employees and other key company employees receive additional compensation as determined by cash profits, as defined, under the Cash Gain Sharing Program. For the years ending December 31, 1999 and December 26, 1998 there was no additional compensation earned.

11.      STOCK OPTION AND GRANT PLAN

         In March 1998, the Company adopted the Stock Option and Grant Plan (the "Plan") which provides for the aggregate grant of 300,000 shares of the Company's common stock or options to purchase shares of common stock.

         For disclosure purposes the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the year ended December 31, 1999: (i) annual dividends of $0.00, (ii) expected volatility of 81%, (iii) risk-free interest rate of 5.7%, and (iv) option life of five years. The weighted average fair value of the stock options granted for the year ended December 31, 1999 was $2.90.

         On August 5, 1999 the Company granted stock options to key employees and consultants. The number of options issued in aggregate was 136,000 options with the right to purchase the Company's common stock, par value $0.01 per share, for a purchase price of $4.00 per share. The options vest on the second anniversary of the issue date and expire on the fifth anniversary of the issue date. Of these options issued 33,000 were for consultants, for various services rendered during the year ended December 31, 1999. The Company has recorded $52,200 in consulting expenses related to these options. The remaining 103,000 options were issued to employees of the Company. In accordance with SFAS No. 123, if the Company recognized compensation cost in the current year for theses options the pro forma net loss and net loss per share would be as follows:

                 Net loss to shareholders

                                      As reported  $         (1,969,368)
                                        Pro Forma  $         (2,044,043)

                 Net loss per share:

                                      As reported  $              (0.67)
                                        Pro Forma  $              (0.70)

         The following table summarizes the options and warrants outstanding and the related prices for the shares of the Company's common stock:


                                                 Options                                            Warrants

                              -----------------------------------------------     ----------------------------------------------
                              ----------- --- ------------- -- --------------     ------------ --- -----------

                                               Price Per         Number of                                          Number of
                              Number of       Share Range         Shares           Number of       Price Per          Shares

                                Shares                          Exercisable         Shares           Share         Exercisable

                              -----------     -------------    --------------     ------------     -----------     -------------
                              -----------     -------------    --------------     ------------                     -------------
Outstanding at

December 27, 1998                 -                -                 -                 -               -                -
      Granted                    161,000   $   4.00 - 4.50           -              1,427,500  $         5.00           -
                              -----------
                              ===========     =============    ==============     ============     ===========     =============
Outstanding at

December 31, 1999                161,000   $   4.00 - 4.50           -              1,427,500   $        5.00           -
                              ===========     =============    ==============     ============     ===========     =============




12. KEY MAN LIFE INSURANCE

         The Company is the beneficiary of a $500,000 life insurance policy on the life of the President of the Company.

13. COLLECTIVE BARGAINING AGREEMENT

         The Company's factory employees and factory supervisors are represented by a collective bargaining agreement between Local 531, International Brotherhood of Teamsters, AFL-CIO and the Company. Such agreement expires in May 2001.

14. RELATED PARTY TRANSACTIONS

    a. Sales during the years ended December 31, 1999 and December 26, 1998 included $631,000 and $1,227,000, respectively to an affiliated company owned by three officer/stockholders of the Company. Gross profit on such sales was approximately $125,000 and $363,000 for the years ended December 31, 1999 and December 26, 1998, respectively. In September 1999, the Company converted the outstanding accounts receivable of $253,150 from the affiliate company into a term loan bearing interest at 8% per annum, with monthly payments of principal and interest of $5,133 commencing January 1, 2000 with a final due date of January 1, 2005. Subsequent to the issuance of the note, additional sales resulted in accounts receivable of $42,894 from this affiliated company at December 31, 1999.

    b. The Company leases its premises from a company owned by two of the officer/stockholders of the Company at an annual rental of $146,000. Such lease expires in December 2005. The mortgage on the premises in the amount of $515,284 at December 31, 1999 is guaranteed by the Company.

    c. During the year ended December 26, 1998, the Company entered into a consulting agreement with one of its officer/stockholders. The Company executed a $150,000 promissory note due within 30 days after the effective date of the Offering with interest at 6% per annum for such services. This note was repaid in May 1999.

    d. The Company subleased part of its premises to another company owned by two of the officers/stockholders for an annual rent of $2,300 in 1998. The sublease was terminated in January, 1999 and no rent was received in 1999.

    e. In March 1998, the Company entered into employment agreements with its three officer/stockholders for a period of 10 years at an aggregate annual base salary of $325,000. Such agreement provides for increases at the greater of 5% or the consumer price index and an annual bonus to be determined by the Board of Directors.

                                       F14

   f. In March 1998, the Company entered into a ten year consulting agreement with an individual who is also a director of the Company in connection with the Company's plans to develop manufacturing resources in the People's Republic of China ("China"). Such individual will be paid at an hourly rate as mutually determined and agreed upon by the Company and THE INDIVIDUAL, AND 1.5% OF THE NET COST OF ALL PRODUCTS
                 MANUFACTURED IN CHINA (AS DEFINED) UP TO $5,000,000 per year and 1% of net costs in excess of $5,000,000. During the year ended December 31, 1999 such individual also RECEIVED 25,000 OPTIONS TO PURCHASE SHARES OF COMMON STOCK AT $4.50 per share. The options vest on the second anniversary of the effective date of the issuance.

15.      LICENSE AGREEMENT

         In March 1998, the Company entered into an exclusive license agreement with a corporation, which grants the Company the rights to manufacture market and sell a compact disc packaging system. The Company shall pay such corporation annual ROYALTIES OF 2% OF NET SALES AND 25% of other fees, as defined, plus an initial fee of $30,000. The exclusive provisions of the license agreement are subject to termination if certain minimum royalty levels are not obtained or if the Company does not obtain a $1,000,000 cash investment within 24 months of the agreement. During the year ended December 31, 1999 the Company incurred an expense of $30,000 in minimum royalty payments as per the agreement.

16.  PREFERRED STOCK

         The Board of Directors of the Company is authorized, without further action of the stockholders of the Company, to issue up to 1,000,000 shares of Preferred Stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any series or the designation of such series.

17.      STOCKHOLDERS' AGREEMENTS

         In March 1998, the Company entered into an agreement with each of its three officer/stockholders which provides that in the event of the death of the stockholder within 24 months after the consummation of a public offering of the Company's stock, the estate of the stockholder can require the Company to repurchase 250,000 shares of the stockholder's stock for $500,000. The repurchase of stock can only be made though the use of insurance proceeds payable to the Company upon the death of the stockholder.

18.      OTHER

         In April 1999, a former employee of the Company filed a complaint against EHC with the New York State Division of Human Rights charging violation of the Americans with Disabilities Act covering disabilities relating to employment. The Company believes the complaint is without merit and is vigorously contesting this matter, the ultimate outcome of which cannot be determined at this time

Item 8.Changes in and Disagreements with Accountants on Accounting and Financial
       -------------------------------------------------------------------------
       Disclosure
       ----------

Not Applicable

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------
Incorporated by reference from the Registrant's definitive proxy statement, to be filed in accordance with rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference from the Registrant's definitive proxy statement, to be filed in accordance with rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Registrant's definitive proxy statement, to be filed in accordance with rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Registrant's definitive proxy statement, to be filed in accordance with rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(A) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-B)

EXHIBIT

NO.      Description of Exhibit

2.1 Agreement and Plan of Reorganization between International Plastic Technologies, Inc. and CDP and Amendment No.1 effective as of December 24, 1998 (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

2.2 Agreement and Plan of Reorganization between International Plastic Technologies, Inc. and EHC and Amendment No.1 effective as of December 24, 1998 (Incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

3.1 Certificate of Incorporation of International Plastic Technologies Inc and Amendment to the Certificate of Incorporation dated December 7,
         1998(Incorporated   by  reference  to  Exhibit  3.1  to  the  Company's
         Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

3.2 By-Laws of International Plastic Technologies, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

4.1      Form of Common Stock Certificate  (Incorporated by reference to Exhibit
         4.1 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

4.2 Form of Warrant Certificate (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

4.3 Form of Warrant Agreement between the Company and Continental Stock Transfer and Trust Company (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

4.4      Form of Underwriter's  Warrant Agreement  (Incorporated by reference to
         Exhibit 4.4 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.1 Employment Agreement between the Company and Andrew Franzone (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.2 Employment Agreement between the Company and David L. Kassel (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.3 Employment Agreement between the Company and Harry Goodman (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.4 Consulting agreement between the company and B.C. China Business Consulting, Inc. and letter Agreement between the Company and Bao-Wen Chen dated March 1, 1998, as amended (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.5 Consulting Agreement between the Company and Network 1 Financial Securities, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.6 Lease Agreement between the Company and K&G Realty Associates dated December 19, 1989, Rider to Lease Agreement Dated January 1,1990. Letter Agreement between the Company and K&G Realty Associates dated March 16,1995 and Riders to Lease Agreement dated March 1, l998 and May 14,1998 (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.7 Licensing Agreement between CDP and Inch, Inc. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.8 Promissory Notes payable to David L. Kassel dated September 13, 1994, August 1, 1996, December 31, 1997, and January 1, 1998, and Guarantee of CDP Promissory Note dated January 1, 1998 by International Plastic Technologies, Inc. (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.9 Promissory Notes payable to Harry Goodman dated September 1, 1994 and August 1, 1996 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.10 Demand Grid Note between AFC and Republic National Bank of New York dated December 1,1997, Term Loan Agreement Promissory Note between AFC and Republic National Bank of New York dated July 29,1996 and Guaranty and Security Agreement by EHC dated July 25, 1996 (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.11 Term Loan Agreement between EHC and Republic National Bank of New York dated July 29, 1996 and Term Loan Agreement Promissory Note dated July 29, 1996(Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.12 Demand Grid Note between Republic National Bank of New York and EHC dated July 29, 1996 (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.13 Loan Agreement between EHC and Long Island Development Corporation dated February 21, 1997, Loan Promissory Note dated February 21, 1997, Security Agreement dated February 21, 1997, and Waiver Latter dated July 13, 1998 (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.14 Mortgage between K&G Realty Associates and Long Island Commercial Bank dated November 28, 1995, Rider to Mortgage dated November 28, 1995, Mortgage Note, Guaranty of Mortgage Note by EHC and Assignment of Lease and Rent (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.15 Collective Bargaining Agreement between EHC and Local 531, International Brotherhood of Teamsters, AFL-CIO and Memorandum of Agreement dated as of May 10, 1998 (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.16 Stockholders' Agreement between the Company, Andrew Franzone, David L. Kassel and Harry Goodman and Amendment No.1 to the Stockholders' Agreement (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.17 International Plastic Technologies, Inc., 1998 Stock Option and Grant Plan (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.18 Agreement between AFC and EHC to engineer, manufacture and import products(Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.19 Latter agreement between EHC and Republic National Bank of New York to release the personal guarantees of Andrew Franzone, David Kassel, and Harry Goodman dated May 14, 1998 (Incorporated by reference to Exhibit
         10.19 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.20 Demand Negotiable Promissory Note payable to David L. Kassel dated October 27, 1998 (Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.21 Demand Negotiable Promissory Notes payable to Harry Goodman dated October 22, 1998 and December 7, 1998 (Incorporated by reference to
         Exhibit 10.21 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.22 Agreement between EHC and David L. Kassel to extend maturity date of January 1, 1998 Promissory Note, dated December 8, 1998 (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.23 Agreement between CDP and David L. Kassel to extend maturity date of January 1, 1998 Promissory Note, dated December 8, 1998 (Incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.24 Promissory Note payable by CDP to David Kassel dated May 29, 1998 and Guarantee of Promissory Note by the Company (Incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

10.25 Exclusive Supply Agreement between the Company and Azurel LTD (Incorporated by reference to Exhibit 10 to the Company's 10-QSB filed on November 9,1999.)
10.26 Leter Agreeement with European American Bank regarding borrowing base line of credit and term loan.

21       List of Subsidiaries of the Company

27       Financial Data Schedule

99.1 Agreement by and between EHC and the U.S. Government - Defense Supply Center Philadelphia (Incorporated by reference to Exhibit 99(I) to the Company's 10-QSB filed on August 9,1999.)

(B) REPORTS ON FORM 8-K

None

              SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SMART SOURCING, INC.

MARCH 30, 2000                                         /S/ ANDREW FRANZONE
--------------
Date                                                     Andrew Franzone
                                                       Chief Executive Officer
                                                          and President

In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                           DATE
---------                     -----                           ----

/S/ ANDREW FRANZONE           Chief Executive Officer         March 30, 2000
-----------------------       and President, Director

/S/ DAVID KASSEL              Chairman of the Board           March 30, 2000
-----------------------       of Directors

/S/ HARRY GOODMAN             Vice President and Secretary,   March 30, 2000
-----------------------       Director

/S/ STEVEN SGAMMATO           Chief Financial Officer         March 30, 2000
-----------------------

/S/ BAO-WEN CHEN              Director                        March 30, 2000
-----------------------

/S/ CARL SELDIN KOERNER       Director                        March 30, 2000
-----------------------

/S/ MITCHELL SOLOMON          Director                        March 30, 2000
-----------------------