Form 10QSB
period 2000-03-31
INTERNATIONAL SMART SOURCING INC
filed 2000-05-15
CIK 1057695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    For the Three Months Ended March 31, 2000

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

                           YES      X                                  NO _____

As of May 2, 2000, the Registrant had 3,195,000 shares of its Common Stock, $0.001 par value, issued and outstanding.

                       INTERNATIONAL SMART SOURCING, INC.

                                   FORM 10-QSB

                                 MARCH 31, 2000

                                      INDEX

                                                                            Page
                                                                          Number

         PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                   Consolidated Balance Sheet                                  1
                   Consolidated Statements of Operations                       2
                   Consolidated Statements of Cash Flows                       3
                   Notes to Financial Statements                               4

         Item 2 - Management's Discussion and Analysis or
                   Plan of Operation                                         5-7

         PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                            8
         Item 2 - Changes in Securities and Use of Proceeds                    8
         Item 5 - Other Information                                            9
         Item 6 - Exhibits and reports on Form 8-K                             9


         SIGNATURE                                                            10

ITEM 1. FINANCIAL STATEMENTS


               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (Unaudited)


                                                 ASSETS
CURRENT ASSETS:
      Cash in Banks                                                     $318,931
      Cash - Restricted                                                1,000,000
      Accounts Receivable                                                770,043
      Notes Receivable - Related Party                                    43,757
      Inventory                                                          909,476
      Prepaid Expenses                                                   245,425
                                                                     -----------
      TOTAL CURRENT ASSETS                                             3,287,632
                                                                     -----------
Property and Equipment (net)                                             782,910

Goodwill                                                               1,520,903
License Agreement                                                        437,499

Notes Receivable - (including accrued interest of 28,037)                528,037
Notes Receivable - Related Party                                         198,988
Other Assets                                                             310,119

                                                                     -----------
      TOTAL ASSETS                                                   $ 7,066,088
                                                                     ===========



                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable and Accrued Expenses                             $880,155
      Current portion of long term debt                                  716,850
      Current portion of obligations under capital lease                  80,170
                                                                     -----------
      TOTAL CURRENT LIABILITIES                                        1,677,175

      Long term debt                                                     591,776
      Obligations under capital lease                                    122,218
                                                                     -----------
      TOTAL LIABILITIES                                                2,391,169
                                                                     -----------
STOCKHOLDERS' EQUITY
      Common Stock, $0.001 par value, authorized 10,000,000
             shares, issued and outstanding 3,382,50                       3,383
      Additional Paid-in Capital                                       6,852,204
      Deficit                                                        (2,180,668)
                                                                     -----------
      TOTAL STOCKHOLDERS' EQUITY                                       4,674,919
                                                                     -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $7,066,088
                                                                     ===========

                 See Notes to Consolidated Financial Statements

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 FOR THE THREE MONTHS ENDED
                                         March 31, 2000           March 27, 1999
                                         --------------           --------------
                                                       (Unaudited)
NET SALES                                   $1,710,159                $1,333,191

COST OF GOODS SOLD                           1,072,906                   872,588
                                            ----------                ----------

GROSS PROFIT                                   637,253                   460,603


OPERATING EXPENSES
     Selling and Shipping                      327,713                   104,749
     General and Administrative                654,530                   389,643
                                            ----------                ----------
TOTAL OPERATING EXPENSES                       982,243                   494,392

LOSS FROM OPERATIONS                         (344,990)                  (33,789)

INTEREST INCOME                                34,699                          0

INTEREST EXPENSE                                39,360                    57,717
                                            ----------                ----------
NET LOSS                                    ($349,651)                 ($91,506)
                                            ==========                ==========
NET LOSS PER SHARE - BASIC AND DILUTED         ($0.10)                   ($0.05)
                                            ==========                ==========
WEIGHTED AVERAGE COMMON SHARES               3,382,500                 1,945,000
                                            ==========                ==========





                 See Notes to Consolidated Financial Statements


               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  FOR THE THREE MONTHS ENDED

                                                                             MARCH 31, 2000        MARCH 27, 1999
                                                                             --------------        --------------
                                                                                          (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
             NET LOSS                                                           $ (349,651)            $  (91,506)
                                                                                  ---------               --------

Adjustments to Reconcile Net Income (Loss) to Net Cash
provided by operating activities:
             Depreciation                                                           50,425                 72,170
             Amortization                                                           73,831                 55,950

Changes in assets and liabilities:

             (Increase) Decrease in Accounts Receivable                           (191,720)                 25,192
             (Increase) Decrease in Notes Receivable from Related Parties          (11,284)                 47,374
             (Increase) Decrease in Inventory                                     (122,145)                 19,793
             Decrease in Prepaid Expenses                                           52,836                   9,740
             Decrease in Other Assets                                               11,966                   8,118
             (Decrease) in Accounts Payable and Accrued Expenses                   (47,433)                (41,603)
                                                                                   --------               ---------
                         Total Adjustments                                        (183,524)                196,734
                                                                                  ---------               ---------

Net Cash (Used In) Provided  By Operating Activities                              (533,175)                105,228
                                                                                  ---------                -------


Cash Flows from Investing Activities:

             Expenditures for Property and Equipment                              (184,113)                (68,470)
                                                                                  ---------                --------

Net cash used in Investing Activities                                             (184,113)                (68,470)
                                                                                  ---------                --------


Cash Flows from Financing Activities:

             Deferred Offering Costs                                                     -                 (45,838)
             Proceeds from Loans                                                   100,620                 185,000
             Payments on Loans                                                     (56,666)               (105,620)
                                                                                   --------               ---------

Net Cash Provided by (used in) Financing Activities                                 43,954                  33,542
                                                                                    -------               ---------


Net Increase (Decrease) in Cash                                                   (673,334)                 70,300

Cash - Beginning of Period                                                       1,992,265                  16,146
                                                                                 ----------                --------

Cash - End of Period                                                            $1,318,931                 $86,446
                                                                                ===========                ========

                 See Notes to Consolidated Financial Statements

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)




1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on form 10-KSB for the year ended December 31,1999.

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2000 and the results of operations and cash flows for the three month periods ended March 31, 2000 and March 27, 1999 have been included.

         The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year ended December 29, 2000.

2.       BANK DEBT

          In December 1999, the Company acquired bank financing from European American Bank (EAB). The financing agreement includes a demand note of $1,250,000 and a term loan of $500,000. With the proceeds of the loans the $1,000,000 revolving line of credit with Republic National Bank was paid in full leaving $250,000 available to be drawn down on the demand note. The term loan was not drawn upon at that time. As of March 31, 2000 the company owes appoximately $990,000 on the demand note and has not drawn any funds on the term note.

          The loan are secured by accounts receivable, inventory, equipment and a $1,000,000 certificate of deposit that is restricted from use until the Company earns $100,000 year-to-date net profit. In addition, there is a maximum leverage and minimum capital base requirement. The minimum capital base was not met. On March 30, 2000 EAB issued a waiver for the minimum capital base requirement and amended such requirement to $2,000,000. However, EAB has prohibited the Company from drawing any additional funds from the lines of credit until further review.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

International Smart Sourcing, Inc. was organized as a holding company for its wholly-owned subsidiaries Electronic Hardware Corp. (EHC) and Compact Disc Packaging Corp. (CDP) and International Plastic Technologies, Inc. (IPT) (collectively, the "Company").

IPT specializes in assisting small to mid-size companies substantially reduce their cost of manufacturing by outsourcing work to China. Through its offices in the  United  States  and  China,  IPT has  put in  place  the  infrastructure necessary to simplify the transition of moving work to China. The services provided include project management, source selection, engineering coordination, quality assurance, logistics and cost reduction. The Company's product specialization includes tooling, injection molding and secondary operations, castings, mechanical assemblies, electromechanical assemblies and metal stampings

Electronic Hardware Corporation, the Company's principal subsidiary, has over 29 years of experience in the design, marketing and manufacture of injection molded plastic components used in industrial, consumer and military products. The Company believes that its long-term experience in the manufacture and assembly of injection molded plastic components, coupled with direct access to manufacturing facilities in China, will enable the Company to provide improved products at lower prices with improved profit margins.

The Company, through Compact Disc Packaging Corp. has entered into an exclusive international licensing agreement to manufacture, market, sell and sub-license the Pull Pack (TM), a proprietary Disc packaging system. The Pull Pack (TM) is a redesigned " Jewel Box", the packaging currently used for Compact Discs, CD-ROMs and DVD.

RESULTS OF OPERATIONS

For the three months ended March 31, 2000 compared to the three months ended March 27, 1999.

NET SALES

Net sales increased $ 376,968, or 28 %, to $ 1,710,159 for the three months ended March 31, 2000 from $ 1,333,191 for the three months ended March 27, 1999. The increase in sales was attributed to the commencement of the contract with the Defense Supply Center in Philadelphia (DSCP) and an increase in volume by IPT.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the three months ended March 31, 2000 of 37 %, which represents an increase from the 35 % experienced during the three months ended March 27, 1999. This increase can be attributed to the increase in sales related to the contract with DSCP. The products sold to DSCP are generally more complex products with more value added operations than molded plastic components and generate a higher gross profit margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $ 487,851, or 99%, to $982,243 for the three months ended March 31, 2000 from $ 494,392 for the three months ended March 27, 1999. The increase can be attributed to an increase in office salaries to support the additional engineering consultants and employees hired to facilitate the new business with the Company's manufacturing relationship located in China. In addition, sales and marketing personnel were hired to promote the Company and try to acquire new business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company's primary source of liquidity has been cash flow generated internally from operations, supplemented by bank borrowings and long term equipment financing. The Company's cash decreased to $ 1,318,931 on March 31, 2000 from $1,992,265 on December 31, 1999. In December of 1999, the Company acquired bank financing from European American Bank (EAB). The financing agreement includes a demand note of $1,250,000 and a term loan of $ 500,000. The loan is secured by accounts receivable, inventory and a $ 1,000,000 certificate of deposit, which is restricted from use until the Company earns $100,000 year-to-date net profit. In addition, there is a maximum leverage and minimum capital base requirement. The minimum capital base was not met. On March 30, 2000, EAB issued a waiver for the minimum capital base requirement and amended such requirement to $ 2,000,000. However, EAB prohibited the Company from drawing any additional funds from the lines of credit until further review.

The company will require additional cash to maintain the existing operations through the 4th Quarter and is in the process of negotiating additional lines of credit. The Company is confident, with no assurance, that additional funding will be secured.

Cash flow used in operating activities was $ 533,175 for the three months ended March 31, 2000 on a net loss of $ 349,651. The increase in accounts receivable and increase in accounts payable were the result of an increase volume of business.

Cash used in investing activities for the three months ended March 31, 2000 and March 27, 1999 was $ 184,113 and $ 68,470, respectively, which consisted of cash for the purchase of tooling, molds, machinery and equipment.

Net cash provided by financing activity for the three months ended March 31, 2000 was $ 43,954. Cash of $ 100,620 was provided from borrowings on available credit lines, which was offset by principal payments on loans of $ 56,666.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Since the Initial Public Offering on April 23, 1999 through the three-months ending, March 31, 2000 the Company used an aggregate of $4,608,794 of proceeds of which $642,500 was used for repayment of debt. This amount represents a material change from the $382,500 allocated to repayment of debt in the Use of Proceeds section of the Company's registration statement on Form SB-2, filed with the Securities and Exchange Commission on April 23, 1999, and is the result of an additional $260,000 of loans made to the Company by the stockholders. $227,103 was used for repayment of a bank loan to Republic National Bank of New York, $739,890 was used for costs related to the initial public offering, $700,209, was used for working capital, $ 361,288 was used for tooling, $645,838 was used for inventory purchases and staffing, $296,711 was used for sales and marketing, $108,365 was used for costs associated with being a public company, $75,000 was used for Federal Income Taxes, $87,745 was used for research and development, $43,200 was used for CDP licensing agreements and cost associated with CDP, $84,048 was used for travel to China and $6,000 was used on facilities and equipment. Additionally, $500,000 was loaned to Azurel Ltd. for short-term material financing at an annual interest rate of 8% in connection with the execution of an exclusive supply agreement between the Company and Azurel Ltd.

ITEM 5. OTHER INFORMATION

EXCLUSIVE SUPPLY AGREEMENT BETWEEN THE COMPANY AND AZUREL LTD.

The Company entered into an exclusive supply agreement with Azurel Ltd. (Azurel) dated July 7, 1999 ("the Agreement"). Pursuant to the Agreement, the Company loaned $500,000 to Azurel in exchange for the exclusive right to supply Azurel with any and all products imported by or on behalf of Azurel. In addition, the Company received warrants, expiring December 31, 2004, to purchase 100,000 shares of Azurel common stock at a purchase price of $ 1.50 per share. The Company has not received any orders through May 2, 2000.

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

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


a)       The following exhibits are filed as part of this report:

                  Exhibit                            Description
                  -------                            -----------
                    27                               Financial Data Schedule

b)       Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SMART SOURCING, INC.

MAY 15, 2000                                    /S/Andrew Franzone
                                                --------------------------------
------------                                    Andrew Franzone
Date                                            Chief Executive Officer


MAY 15, 2000                                    /S/Steven Sgammato
                                                --------------------------------
------------                                    Steven Sgammato
Date                                            Chief Financial Officer