Form 10QSB
period 2000-06-30
CHINAB2BSOURCING COM INC
filed 2000-08-15
CIK 1057695

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                     For the Six Months Ended June 30, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to _______

         COMMISSION FILE NUMBER:   001-14753
                                  ----------

                           CHINAB2BSOURCING.COM, INC.

                  (FORMERLY INTERNATIONAL SMART SOURCING, INC.)
                  ---------------------------------------------
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

                           YES      X                                  NO _____
                                ---------

As of July 31, 2000, the Registrant had 3,555,167 shares of its Common Stock, $0.001 par value, issued and outstanding.

                           CHINAB2BSOURCING.COM, INC.

                  (FORMERLY INTERNATIONAL SMART SOURCING, INC.)

                                   FORM 10-QSB

                                  JUNE 30, 2000

                                      INDEX

                                                                            Page
                                                                          Number

         PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                   Consolidated Balance Sheet                                  1
                   Consolidated Statements of Operations                       2
                   Consolidated Statements of Cash Flows                       3
                   Notes to Financial Statements                             4-5

         Item 2 - Management's Discussion and Analysis or
                  Plan of Operation                                          6-8


         PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                            9
         Item 2 - Changes in Securities and Use of Proceeds                    9
         Item 4 - Submission of Matters to a Vote of  Security Holders        10
         Item 5 - Other Information                                           11
         Item 6 - Exhibits and reports on Form 8-K                            11


         SIGNATURE                                                            12

ITEM 1. FINANCIAL STATEMENTS

                   CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES
         (FORMERLY INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2000

                                  (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:

      Cash                                                             $460,619
      Cash - Restricted                                               1,000,000
      Accounts Receivable                                               815,226
      Accounts Receivable - Related Party                                44,343
      Inventory                                                       1,238,875
      Prepaid Expenses                                                  229,170
                                                                      ----------
         Total Current Assets                                         3,788,233


Property and Equipment (net)                                            805,480

Goodwill                                                              1,477,454
License Agreement                                                       424,998

Note Receivable - (including accrued interest of 38,670)                538,670
Note Receivable - Related Party                                         187,787
OTHER ASSETS                                                            311,699
                                                                      ----------


      TOTAL ASSETS                                                    $7,534,321
                                                                      ==========



                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts Payable and Accrued Expenses                          $1,355,179
      Current portion of long tem debt                                  772,395
      Current portion of Obligations under Capital Lease                 84,410
                                                                     -----------
         Total Current Liabilities                                    2,211,984


      Long tem debt                                                     539,936
      Obligations under Capital Lease                                   143,508
                                                                     -----------

         Total Liabilities                                            2,895,428
                                                                     -----------

STOCKHOLDERS' EQUITY

      Common Stock, $0.001 par value, authorized 10,000,000
              shares, issued and outstanding 3,555,167                    3,555
      Additional Paid-in Capital                                      7,233,390
      Deficit                                                        (2,598,052)
                                                                     -----------
         Total Stockholders' Equity                                   4,638,893
                                                                     -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $7,534,321
                                                                      ==========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES
         (FORMERLY INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                        ----------------------------------        ----------------------------------
                                                        JUNE 30, 2000        JUNE 25, 1999        JUNE 30, 2000        JUNE 25, 1999
                                                        -------------        -------------        -------------        -------------

NET SALES                                                  $1,782,265          $1,119,176           $3,492,424           $2,452,367

COST OF GOODS SOLD                                          1,112,284             777,627            2,185,190            1,650,215
                                                        -------------        -------------        -------------        -------------
GROSS PROFIT                                                  669,981             341,549            1,307,234              802,152
                                                        -------------        -------------        -------------        -------------
OPERATING EXPENSES

Selling and Shipping                                          297,201             115,092              624,914              219,841
General and Administrative                                    768,752             619,878            1,423,282            1,009,521
                                                        -------------        -------------        -------------        -------------
TOTAL OPERATING EXPENSES                                    1,065,953             734,970            2,048,196            1,229,362
                                                        -------------        -------------        -------------        -------------

 LOSS  BEFORE INTEREST EXPENSE                               (395,972)           (393,421)            (740,962)            (427,210)

INTEREST & OTHER INCOME                                        32,515              69,586               67,214               69,586

INTEREST EXPENSE                                               53,927              53,863               93,287              111,580
                                                        -------------        -------------        -------------        -------------


NET  LOSS                                                   ($417,384)          ($377,698)           ($767,035)           ($469,204)
                                                        =============        =============        =============        =============

NET  LOSS  PER SHARE - BASIC                                   ($0.12)             ($0.13)              ($0.23)              ($0.19)
                                                        =============        =============        =============        =============

WEIGHTED AVERAGE COMMON SHARES                              3,397,150           2,917,225            3,390,000             2,431,100
                                                        =============        =============        =============        =============








                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES
         (formerly International Smart Sourcing, Inc. and Subsidiaries)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        FOR THE SIX MONTHS ENDED
                                                                                ----------------------------------------
                                                                                JUNE 30, 2000              JUNE 25, 1999
                                                                                -------------              -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     NET LOSS                                                                     $ (767,035)                $(469,204)
                                                                                    ---------                ----------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH

PROVIDED BY OPERATING ACTIVITIES:

     Depreciation                                                                    108,848                   140,983
     Amortization                                                                    148,202                   111,900

CHANGES IN ASSETS AND LIABILITIES:

     (Increase) Decrease in Accounts Receivable                                     (236,903)                   74,383
     Increase in Notes Receivable from Related Parties                                21,020                   102,828
     Increase in Notes Receivable                                                    (21,054)                        0
     Increase in Inventory                                                          (451,544)                   (1,054)
     Decrease in Prepaid Expenses                                                     69,091                    26,962
     (Increase) Decrease in Other Assets                                                (882)                    5,242
     Increase (Decrease) in Accounts Payable and Accrued Expenses                    427,641                  (568,519)
                                                                                    --------                  ---------
                 TOTAL ADJUSTMENTS                                                    64,419                  (107,275)
                                                                                    --------                  ---------

 CASH USED  IN OPERATING ACTIVITIES                                                 (702,616)                 (576,479)
                                                                                    ---------                 ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

     EXPENDITURES FOR PROPERTY AND EQUIPMENT                                        (202,235)                 (212,295)
                                                                                    ---------                 ---------

CASH USED IN INVESTING ACTIVITIES                                                   (202,235)                 (212,295)
                                                                                    ---------                 ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

     Deferred Offering Costs                                                         (33,641)                 (834,342)
     Issuance of Stock                                                               415,000                 5,951,250
     Repayments of Loans                                                            (140,212)                 (535,926)
     Proceeds from Loans                                                             132,058                   231,080
                                                                                     --------                  -------

CASH PROVIDED BY FINANCING ACTIVITIES                                                373,205                 4,812,062
                                                                                     --------                ---------


NET INCREASE (DECREASE) IN CASH                                                     (531,646)                4,023,288

CASH - BEGINNING OF PERIOD                                                         1,992,265                    16,146
                                                                                   ----------                ---------

CASH - END OF PERIOD                                                             $ 1,460,619                 $4,039,434
                                                                                 ===========                 ==========





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on form 10-KSB for the year ended December 31,1999.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2000 and the results of operations and cash flows for the three and six month periods ended June 30, 2000 and June 26, 1999 have been included.

The results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year ended December 29, 2000.

2.       NAME CHANGE

On June 15, 2000 the Company changed its named from International Smart Sourcing, Inc. to ChinaB2Bsourcing.com, Inc.

3.       BANK DEBT

In December 1999, the Company acquired bank financing from European American Bank (EAB). The financing agreement includes a demand note of $1,250,000 and a term loan of $500,000. With the proceeds of the loans the $1,000,000, revolving line of credit with Republic National Bank was paid in full leaving $250,000 available to be drawn down on the demand note. As of June 30, 2000 the Company owes approximately $ 953,000 on the demand note and has not drawn any funds from the term note.

The loan is secured by accounts receivable, inventory and a $1,000,000 certificate of deposit that is restricted from use until the Company earns $100,000 year-to-date net profit. In addition, there is a maximum leverage and minimum capital base requirement. The minimum capital base was not met. On March 30, 2000 EAB issued a waiver for the minimum capital base requirement and amended such requirement to $2,000,000. However, EAB has prohibited the Company from drawing any additional funds from the lines of credit until further review.

4.       ISSUANCE OF ADDITIONAL SHARES OF STOCK

In June 2000 the Company entered into a placement agent agreement with Network 1 Financial Securities, Inc. to offer a minimum 100,000 Shares and a maximum 500,000 at $3.00 per share as a private placement of securities to purchasers who qualify as "Accredited Investors" under Regulation D promulgated under the Securities Act of 1933. On June 22, 2000 the company issued 166,667 shares under this agreement. Net proceeds from the offering after the underwriting commissions and other related fees were $ 415,000.

5.       NOTE RECEIVABLE

In June 2000 the Company renegotiated the loans that it had previously lent to another company in July 1999 and August 1999, which were to have been repaid by November 15, 1999. This agreement granted to the Company a security interest in the inventory of Azurel as collateral for the loan and accrued interest. In consideration for the security agreement the Company granted an extension of maturity of the notes to January 31, 2001.

6.       NOTES PAYABLE - RELATED PARTIES

On May 31, 2000 the company obtained two loans aggregating $ 100,000 from two of its principal stockholders. Such loans are unsecured and are due on demand with interest at 10% per annum.

7.       STOCK OPTION AND GRANT PLAN

On April 17, 2000 the Company granted stock options to key employees. The aggregate number of options granted was 60,500 to purchase shares the Company's common stock, at an exercise price of $ 5.125 per share. The options vest on the second anniversary of the grant date and expire on the fifth anniversary of the grant date.

On the same date, the Company granted 250,000 stock options to a member of the Board of Directors. These options vest 20% per year over a 5-year period, and are exercisable at $ 5.125 per share. No charge against earnings was incurred.

In June 2000, the stockholders approved an amendment to the Company's 1998 Stock Option and Grant Plan to increase the number of shares of common stock, par value $ .001 per share, of the Company that may be issued under the Grant Plan from 300,000 to 800,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS



GENERAL

ChinaB2Bsourcing.com, Inc. (formerly International Smart Sourcing, Inc.) was organized as a holding company for its wholly-owned subsidiaries Electronic Hardware Corp. (EHC) and Compact Disc Packaging Corp. (CDP) and International Plastic Technologies, Inc. (IPT) which does business as International Smart Sourcing and ChinaB2Bsourcing.com (collectively, the "Company").

IPT, specializes in assisting small to mid-size companies substantially reduce their cost of manufacturing by out sourcing work to China. Through its offices in the  United  States  and  China,  IPT has  put in  place  the  infrastructure necessary to simplify the transition of moving work to China. The services provided include project management, source selection, engineering coordination, quality assurance, logistics, and cost reduction. The Company's product specialization includes tooling, injection molding and secondary operations, castings, mechanical assemblies, electromechanical assemblies and metal stampings.

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

The Company, through Compact Disc Packaging Corp. has entered into an exclusive international licensing agreement to manufacture, market, sell and sub-license the Pull Pack (R), a proprietary Disc packaging system. The Pull Pack (R) is a redesigned " Jewel Box", the packaging currently used for Compact Discs, CD-ROMs and DVD.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2000 compared to the three and six months ended June 25, 1999.

NET SALES

Net sales for the three and six months periods ended June 30, 2000 were $1,782,265 and $3,492,424, respectively as compared to sales of $ 1,119,176 and $2,452,367 for the three and six-month periods ended June 25, 1999. The increase $ 663,089 or 59% for the three-month period and $ 1,040,057 or 42 % for the six-month period was attributed to the commencement of the contract with the Defense Supply Center in Philadelphia (DSCP) and an increase in volume by IPT.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the three and six month periods ended June 30, 2000 of 38 % and 37%, respectively which represents an increase from the 31 % and 33 % experienced during the three and six months ended June 25, 1999. This increase can be attributed to the increase in sales related to the contract with DSCP. Products sold to DSCP include charges for the acquisition, handling, and distribution of products manufactured by the company and outside suppliers. In addition products sold to DSCP are generally more complex with more value added operations than molded plastic components and generate a higher gross profit margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three and six month periods ended June 30, 2000 were $ 1,065,953 and $ 2,048,196, respectively, as compared to $ 734,970 and $ 1,229,362 for the three and six month periods ended June 25, 1999. The increase of $ 330,983 or 45 %for the three month period and $ 818,834 or 66 %for the six month period can be attributed to an increase in office salaries to support the additional engineering consultants and employees hired to facilitate the new business with the Company's manufacturing relationship located in China. In addition, sales and marketing personnel were hired to promote the Company and to acquire new business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company's primary source of liquidity has been cash flow generated internally from operations, supplemented by bank borrowings and long term equipment financing. The Company's cash decreased to $ 1,460,619 on June, 2000 from $1,992,265 on December 31, 1999. In December of 1999, the Company acquired bank financing from European American Bank (EAB). The financing agreement includes a demand note of $1,250,000 and a term loan of $ 500,000. The loan is secured by accounts receivable, inventory and a $ 1,000,000 certificate of deposit, which is restricted from use until the Company earns $100,000 year-to-date net profit. In addition, there is a maximum leverage and minimum capital base requirement. The minimum capital base was not met at December 31, 1999. On March 30, 2000, EAB issued a waiver for the minimum capital base requirement and amended such requirement to $ 2,000,000. However, EAB prohibited the Company from drawing any additional funds from the lines of credit until further review.

The Company will require additional cash to maintain the existing operations through the 4th Quarter and is in the process of negotiating additional lines of credit.

On May 31, 2000 the Company obtained $ 100,000 unsecured loan from two of its principal stockholders. The loan is a demand note with interest of 10% per year. Interest will be paid monthly.

In June 2000 the Company entered into a Placement Agent Agreement with Network 1 Financial Securities, Inc. to offer for sale in a private placement a minimum of 100,000 Shares of Common Stock and a maximum of 500,000 Shares of Common Stock at a purchase price of $ 3.00 per share. On June 22, 2000 the Company received net proceeds of $ 415,000 from a private placement of 166,667 shares of Common Stock $ .001 par value of the Company sold at $3.00 per share.

Cash flow used in operating activities was $ 702,616 for the six months ended June 30, 2000 on a net loss of $ 767,035. The increase in accounts receivable and increase in accounts payable were the result of an increase volume of business.

Cash used in investing activities for the six months ended June 30, 2000 and June 25, 1999 was $ 202,235 and $ 212,295, respectively, which consisted of cash for the purchase of tooling, molds, machinery and equipment and computers.

Net cash provided by financing activities for the six months ended June 30, 2000 was $ 373,205. Cash of $ 132,058 was provided from borrowings on available credit lines, which was offset by principal payments on loans of $ 140,212.

CAUTIONARY FACTORS REGARDING FUTURE OPERATING RESULTS

The matters discussed in this form 10-QSB other than historical material are forward-looking statements. Any such forward-looking statements are based on current expectations of future events and are subject to risks and uncertainties, which could cause actual results to vary materially from those, indicated. Actual results could differ due to a number of factors, including negative developments relating to unforeseen order cancellations or push outs, the company's strategic relationships, the impact of intense competition and changes in our industry. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Since the Initial Public Offering on April 23, 1999 through the six-months ending, June 30, 2000 the Company used an aggregate of $4,896,994 of proceeds of which $642,500 was used for repayment of debt. This amount represents a material change from the $382,500 allocated to repayment of debt in the Use of Proceeds section of the Company's registration statement on Form SB-2, filed with the Securities and Exchange Commission on April 23, 1999, and is the result of an additional $260,000 of loans made to the Company by the stockholders. $227,103 was used for repayment of a bank loan to Republic National Bank of New York, $739,890 was used for costs related to the initial public offering, $729,614, was used for working capital, $ 484,581 was used for tooling, $747,655 was used for inventory purchases and staffing, $296,711 was used for sales and marketing, $120,650 was used for costs associated with being a public company, $75,000 was used for Federal Income taxes, $87,745 was used for research and development, $43,200 was used for CDP licensing agreements and cost associated with CDP, $84,048 was used for travel to China and $27,400 was used on facilities and equipment. Additionally, $500,000 was loaned to Azurel Ltd. for short-term material financing at an annual interest rate of 8% in connection with the execution of an exclusive supply agreement between the Company and Azurel Ltd. As of June 30, 2000 this note receivable, originally due November 15, 1999 has not been repaid. In June 2000 the Company received collateral guarantees on the inventory of Azurel Ltd. with regards to these notes receivable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

The company held its Annual Meeting of Stockholders on June 15, 2000. At the Annual Meeting, the Company's stockholders voted (i) to elect David Kassel, Andrew Franzone, Harry Goodman, Mitchell Solomon, Bao-Wen Chen, and Carl Seldin Koerner to serve as directors of the Company until the 2001 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified; (ii) to approve an amendment to the Company's 1998 Stock Option and Grant Plan to increase the total number of shares of common stock of the Company that may be issued there under from 300,000 to 800,000; and (iii) to approve an amendment to the Company's Certificate of Incorporation to change the Company's name from International Smart Sourcing, Inc. to ChinaB2Bsourcing.com, Inc., each as described in the Company's Proxy Statement distributed to stockholders in connection with the Annual Meeting. Set forth below are the results of the stockholder votes at the Annual Meeting on the foregoing matters.

Election of Directors

NOMINEE                                     VOTES IN FAVOR                 VOTES
WITHHELD

David Kassel                                   2,789,778                     750

Andrew Franzone                                2,789,778                     750

Harry Goodman                                  2,789,778                     750

Mitchell Solomon                               2,789,778                     750

Bao-Wen Chen                                   2,789,778                     750

Carl Seldin Koerner                            2,789,778                     750

Approval of Amendment to the Company's 1998 Stock Option and Grant Plan.

VOTES IN FAVOR                   VOTES WITHHELD             ABSTENTIONS
--------------                   --------------             -----------
2,760,278                           8,250                     22,000



              Approval of Amendment to the Certificate of Incorporation.

              VOTES IN FAVOR                VOTES WITHHELD           ABSTENTIONS

              2,771,028                            7,500                  12,000

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

              On December 23, 1999, the terms of the loan agreement were extended allowing principal payments to begin on January 15, 2000. In consideration for extending the principal payments, the Company received an additional 50,000 warrants to purchase shares of Azurel Ltd. Common stock at an exercise price of $1.50 per share. Interest continues to accrue at 8 % per year on all unpaid balances.

              On June 28, 2000 the Company entered into a security agreement with Azurel Ltd. This agreement granted to the Company a security interest in the inventory of Azurel as collateral for the loan and accrued interest. In consideration for the security agreement the Company granted an extension of the maturity of the notes to January 31, 2001

              ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       The following exhibits are filed as part of this report:

         EXHIBIT    DESCRIPTION

          3.3       Amendment to the Certificate of Incorporation dated June 19,
                    2000.

         10.27      Placement   Agent   Agreement   with   Network  1  Financial
                    Securities, Inc. dated June 12, 2000.


         27         Financial Data Schedule




b)      Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAB2BSOURCING.COM, INC

AUGUST 11, 2000                                 ________________________________
---------------                                          Andrew Franzone
                                                         Chief Executive Officer

AUGUST 11, 2000                                 ________________________________
---------------                                          Steven Sgammato
                                                         Chief Financial Officer