Form 10QSB/A
period 2000-06-30
CHINAB2BSOURCING COM INC
filed 2000-11-13
CIK 1057695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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
                  (FORMERLY INTERNATIONAL SMART SOURCING, INC.)
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

                           CHINAB2BSOURCING.COM, INC.
                           --------------------------
                  (FORMERLY INTERNATIONAL SMART SOURCING, INC.)

                                   FORM 10-QSB/A

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

ITEM 1. FINANCIAL STATEMENTS

                   CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES
         (formerly International Smart Sourcing, Inc. and Subsidiaries)
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2000
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:

      Cash                                                             $460,619
      Cash - Restricted                                               1,000,000
      Accounts Receivable                                               815,226
      Accounts Receivable - Related Party                                44,343
      Inventory                                                       1,238,875
      Prepaid expenses                                                  229,170
                                                                     -----------
      TOTAL CURRENT ASSETS                                            3,788,233


Property and Equipment (net)                                            572,721

Goodwill                                                              1,477,454
License Agreement                                                       424,998


Notes Receivable - (including accrues interest of 38,670)               538,670
Notes Receivable                                                        187,787
Other assets                                                            311,699
                                                                     -----------

      TOTAL ASSETS                                                   $7,301,562
                                                                     ===========



                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts Payable and Accrued Expenses                          $1,355,179
      Current portion of long tem debt
           (including $166,097 to related parties)                      772,395
      Current portion of obligations under capital lease                 84,410
                                                                    ------------
      TOTAL CURRENT LIABILITIES                                       2,211,984

      Long tem debt                                                     539,936
      Obligations under capital lease                                   143,508
                                                                    ------------

      TOTAL LIABILITIES                                               2,895,428
                                                                    ------------

STOCKHOLDERS' EQUITY

      Common Stock, $0.001 par value, authorized 10,000,000
           shares, issued and outstanding 3,555,167                       3,555
      Additional Paid-in Capital                                      7,233,390
      Deficit                                                        (2,830,811)
                                                                    ------------
      TOTAL STOCKHOLDERS' EQUITY                                      4,406,134
                                                                    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $7,301,562
                                                                    ============



                 See notes to consolidated financial statements.

                   CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES
         (formerly International Smart Sourcing, Inc. and Subsidiaries)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three  Months   Ended             Six    Months   Ended
                                                         -------------------------------    ------------------------------
                                                         JUNE 30, 2000     JUNE 25, 1999    JUNE 30, 2000    JUNE 25, 1999
                                                         -------------     -------------    -------------    -------------


   NET SALES                                              $1,782,265       $1,119,176        $3,492,424       $2,452,367


   COST OF GOODS SOLD                                      1,363,735          777,627         2,436,641        1,650,215
                                                           ---------          -------         ---------        ---------


   GROSS PROFIT                                              418,530          341,549         1,055,783          802,152
                                                           ---------          --------        ---------        ---------


   OPERATING EXPENSES

   Selling and Shipping                                      297,201          115,092           624,914          219,841
   General and administrative                                750,060          619,878         1,404,590        1,009,521
                                                             -------           -------         ---------        ---------

   TOTAL OPERATING EXPENSES                                1,047,261          734,970         2,029,504        1,229,362
                                                           ---------          -------         ---------        ---------

   LOSS BEFORE INTEREST EXPENSE                             (628,731)        (393,421)         (973,721)        (427,210)

   Interest & other income                                    32,515           69,586            67,214           69,586

   Interest expense                                          (53,927)         (53,863)          (93,287)        (111,580)
                                                             --------         --------          --------        ---------


   NET LOSS                                                ($650,143)       ($377,698)        ($999,794)       ($469,204)
                                                           ==========       ==========        ==========       ==========


   LOSS PER SHARE - BASIC                                      (0.19)           (0.13)            (0.29)           (0.19)
                                                           ==========       ==========        ==========       ==========

   WEIGHTED AVERAGE COMMON SHARES                          3,397,150         2,917,225        3,390,000        2,431,100
                                                           ==========       ==========        ==========       ==========





                 See notes to consolidated financial statements.

                   CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES
         (formerly International Smart Sourcing, Inc. and Subsidiaries)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       FOR THE SIX MONTHS ENDED
                                                                                ----------------------------------------
                                                                                JUNE 30, 2000              JUNE 26, 1999
                                                                                -------------              -------------

CASH FLOWS FROM OPERATING ACTIVITIES

     NET LOSS                                                                      $ (999,794)              $   (469,204)
                                                                                     ---------                 ----------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

     Depreciation                                                                      90,156                    140,983
     Amortization                                                                     148,202                    111,900

Changes in assets and liabilities:

     (Increase) Decrease in Accounts Receivable                                      (236,903)                    74,383
     Decrease in Notes Receivable from Related Parties                                 21,020                    102,828
     Increase in Inventory                                                           (451,544)                    (1,054)
     Decrease in Prepaid Expenses                                                      69,091                     26,962
     Decrease in Other Assets                                                         146,603                      5,242
     Increase (Decrease) in accounts payable and accrued expenses                     427,641                   (568,519)
                                                                                      --------                  ---------
                 Total adjustments                                                    214,266                   (107,275)
                                                                                      --------                  ---------

NET CASH USED  IN OPERATING ACTIVITIES                                               (785,528)                  (576,479)
                                                                                      ---------                 ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

     Expenditures for property and equipment                                          (98,269)                  (212,295)
                                                                                      --------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Defered Offering Cost                                                            (33,641)                  (834,342)
     Increase in notes receivable                                                     (21,054)                        -
     Sale of Stock                                                                    415,000                  5,951,250
     Repayments of Loans                                                             (140,212)                  (535,926)
     Proceeds from loans                                                              132,058                    231,080
                                                                                      --------                 ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             352,151                  4,812,062
                                                                                      --------                 ---------


NET INCREASE (DECREASE) IN CASH                                                      (531,646)                 4,023,288

CASH - BEGINNING OF PERIOD                                                          1,992,265                     16,146
                                                                                    ----------                 ---------

CASH - END OF PERIOD                                                               $1,460,619                 $4,039,434
                                                                                    ==========                 ==========




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

The results of operations for the three and six month period ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year ended December 29, 2000.

2.       NAME CHANGE

On June 15, 2000 the company changed its name from International Smart Sourcing, Inc. to ChinaB2Bsourcing.com, Inc.

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

5.       NOTE RECEIVABLE

In June 2000 the Company renegotiated the loans that it had previously made to Azurel Inc. in July and August 0f 1999, which were to have been repaid by November 15, 1999. This agreement granted to the Company a security interest in the inventory of Azurel as collateral for the loan and accrued interest. In consideration for the security agreement the Company granted an extension of maturity of the notes.

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

On the same date, the Company also granted 250,000 stock options to a member of the Board of Directors. These options vest 20% per year over a 5-year period, and are exercisable at $ 5.125 per share. No charge against earnings was incurred with respect to these options.

In June 2000, the stockholders approved an amendment to the Company's 1998 Stock Option and Grant Plan to increase the number of shares of common stock, par value $ .001 per share, of the Company that may be issued under the Grant Plan from 300,000 to 800,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


GENERAL

ChinaB2Bsourcing.com, Inc. (formerly International Smart Sourcing, Inc.) was organized as a holding company for its three wholly-owned subsidiaries International Plastic Technologies, Inc. (IPT) which does business as International Smart Sourcing and ChinaB2Bsourcing, Electronic Hardware Corp.
(EHC) and Compact Disc Packaging Corp. (CDP) and. (collectively, the "Company").

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

NET SALES

Net sales for the three and six months periods ended June 30, 2000 $1,782,265 and $3,492,424, respectively as compared to sales of $ 1,119,176 and $2,452,367 for the three and six-month periods ended June 25, 1999. The increase of $ 663,089 or 59% for the three-month period and $ 1,040,057 or 42 % for the six-month period was attributed to the commencement of the contract with the Defense Supply Center in Philadelphia (DSCP) and an increase in volume by IPT.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the three and six month periods ended June 30, 2000 of 23 % and 30%, respectively which represents an increase from the 31 % and 33 % experienced during the three and six months ended June 25, 1999. This decrease can be attributed to the increase in sales of tooling. Orders for tooling are typically followed by production orders. Tooling generally has a lower gross profit than product manufactured from tooling.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three and six month periods ended June 30, 2000 were $ 1,047,261 and $ 2,029,504, respectively, as compared to $ 734,970 and $ 1,229,362 for the three and six month periods ended June 25, 1999. The increase of $ 312,291 or 42 %for the three month period and $ 800,142 or 65 %for the six month period can be attributed to an increase in office salaries to support the additional engineering consultants and employees hired to facilitate the new business with the Company's manufacturing relationship located in China. In addition, sales and marketing personnel were hired to promote the Company and to acquire new business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company's primary source of liquidity has been cash flow generated internally from operations, supplemented by bank borrowings and long term equipment financing. The Company's cash decreased to $ 1,460,619 on June 30,2000 from $1,992,265 on December 31, 1999. In December of 1999, the Company acquired bank financing from European American Bank (EAB). The financing agreement includes a demand note of $1,250,000 and a term loan of $ 500,000. The loan is secured by accounts receivable, inventory and a $ 1,000,000 certificate of deposit, which is restricted from use until the Company earns $100,000 year-to-date net profit. In addition, there is a maximum leverage and minimum capital base requirement. The minimum capital base was not met on December 31,1999. On March 30, 2000, EAB issued a waiver for the minimum capital base requirement and amended such requirement to $ 2,000,000. However, EAB prohibited the Company from drawing any additional funds from the lines of credit until further review.

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

Cash flow used in operating activities was $ 785,528 for the six months ended June 30, 2000 on a net loss of $ 999,794. The increase in accounts receivable and increase in accounts payable were the result of an increase volume of business.

Cash used in investing activities for the six months ended June 30, 2000 and June 25, 1999 was $ 98,269 and $ 212,295, respectively, which consisted of cash used for the purchase of tooling, molds, machinery and equipment and computers.

Net cash provided by financing activities for the six months ended June 30, 2000 was $ 352,151. Cash of $ 132,058 was provided from borrowings on available credit lines, which was offset by principal payments on loans of $ 140,212.

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

     a)   The following exhibits are filed as part of this report:

          EXHIBIT            DESCRIPTION

          3.3                Amendment to the Certificate of Incorporation dated
                             June 19, 2000.

         10.27 Placement Agent Agreement with Network 1 Financial Securities, Inc. dated June 12, 2000.

         27                  Financial Data Schedule

     b)                      Reports on Form 8-K

     No Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAB2BSOURCING.COM, INC

NOVEMBER 13, 2000                                        /s/ Andrew Franzone
-----------------                                        -----------------------
Date                                                     Andrew Franzone
                                                         Chief Executive Officer

NOVEMBER 13, 2000                                        /s/ Steven Sgammato
-----------------                                        -----------------------
Date                                                     Steven Sgammato
                                                         Chief Financial Officer