Form 10QSB
period 2000-09-29
CHINAB2BSOURCING COM INC
filed 2000-11-13
CIK 1057695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2000

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

         YES        X                                NO
               -----------                                -----------

       As of November 2, 2000, the Registrant had 3,723,834 shares of its Common Stock, $0.001 par value, issued and outstanding.

                           CHINAB2BSOURCING.COM, INC.

                  (FORMERLY INTERNATIONAL SMART SOURCING, INC.)

                                   FORM 10-QSB

                                  SEPTEMBER 29, 2000

                                      INDEX

                                                                           Page
                                                                          Number

         PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                   Consolidated Balance Sheet                                  1
                   Consolidated Statements of Operations                       2
                   Consolidated Statements of Cash Flows                       3
                   Notes to Financial Statements                             4-5

         Item 2 - Management's Discussion and Analysis or

                  Plan of Operation                                          6-8


         PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                            9
         Item 5 - Other Information                                           10
         Item 6 - Exhibits and reports on Form 8-K                            10


         SIGNATURE                                                            11

ITEM 1. FINANCIAL STATEMENTS


                  CHINA B2BSOURCING COM., INC. AND SUBSIDIARIES
         (formerly International Smart Sourcing, Inc. and Subsidiaries)
                           CONSOLIDATED BALANCE SHEET
                               September 29, 2000
                                  (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:

      Cash                                                             $418,527
      Cash - Restricted                                               1,000,000
      Accounts Receivable                                               734,055
      Accounts Receivable - Related Party                                45,537
      Inventory                                                       1,518,847
      Prepaid expenses                                                  214,307
                                                                      ----------
      TOTAL CURRENT ASSETS                                            3,931,273


Property and Equipment (net)                                            791,899

Goodwill                                                              1,434,005
License Agreement                                                       412,497

Note Receivable - (including accrued interest of 49,514)                549,514
Note Receivable - Related Party                                         175,765
Other assets                                                            385,687
                                                                      ----------


      TOTAL ASSETS                                                   $7,680,640
                                                                      ==========




                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts Payable and Accrued Expenses                          $1,326,910
      Current portion of long tem debt
            ( including $302,162 to related parties)                    908,858
      Current portion of obligations under capital lease                 90,084
                                                                      ----------
      TOTAL CURRENT LIABILITIES                                       2,325,852


      Long tem debt                                                     504,843
      Obligations under capital lease                                    89,694
                                                                      ----------

      TOTAL LIABILITIES                                               2,920,389


STOCKHOLDERS' EQUITY

      Common Stock, $0.001 par value, authorized 10,000,000
          shares, issued and outstanding 3,723,834                        3,724
      Additional Paid-in Capital                                      7,705,715
      DEFICIT                                                        (2,949,188)
                                                                     -----------
      TOTAL STOCKHOLDERS' EQUITY                                      4,760,251
                                                                     -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $7,680,640
                                                                     ===========


                 See notes to consolidated financial statements.

                  CHINA B2BSOURCING COM., INC. AND SUBSIDIARIES
         (formerly International Smart Sourcing, Inc. and Subsidiaries)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                    --------------------------------     ---------------------------------
                                                    SEPT. 29, 2000    SEPT. 25, 1999     SEPT. 29, 2000     SEPT. 25, 1999
                                                    --------------    --------------     --------------     --------------


NET SALES                                               $2,138,410        $1,294,933         $5,630,834         $3,747,300


COST OF GOODS SOLD                                       1,243,449           926,977          3,680,090          2,577,192
                                                         ---------           -------          ---------          ---------


GROSS PROFIT                                               894,961           367,956          1,950,744          1,170,108
                                                          --------           -------          ---------          ---------


OPERATING EXPENSES

Selling and Shipping                                       293,398           425,583            918,312            645,424
General and administrative                                 700,420           462,709          2,105,010          1,472,230
                                                           -------           -------          ---------          ---------

TOTAL OPERATING EXPENSES                                   993,818           888,292          3,023,322          2,117,654
                                                           -------           -------          ---------          ---------

LOSS BEFORE INTEREST EXPENSE                               (98,857)         (520,336)        (1,072,578)          (947,546)

Interest & other income                                     34,005            77,662            101,219            147,424

Interest expense                                           (53,530)          (48,903)          (146,817)          (160,483)
                                                           --------          --------          ---------          ---------


NET LOSS                                                 ($118,382)        ($491,577)       ($1,118,176)         ($960,605)
                                                          =========        ==========       ============         ==========


NET LOSS PER SHARE - BASIC                                  ($0.03)           ($0.15)            ($0.32)            ($0.35)
                                                         ==========        ==========       ============        ===========

WEIGHTED AVERAGE COMMON SHARES                           3,591,700         3,382,500          3,457,900          2,741,100
                                                         ==========        ==========       ============        ===========



                 See notes to consolidated financial statements.

                  CHINA B2BSOURCING COM., INC. AND SUBSIDIARIES
         (Formerly International Smart sourcing, Inc. and subsidiaries)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    FOR THE NINE MONTHS ENDED
                                                                             ----------------------------------------
                                                                             SEPTEMBER 29, 2000    SEPTEMBER 25, 1999
                                                                             ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                            ($1,118,176)            ($960,605)
                                                                                    ------------            ----------

Adjustments to reconcile net income (loss) to net cash

PROVIDED BY OPERATING ACTIVITIES:

    Depreciation                                                                        147,733               215,033
    Amortization                                                                        217,574               167,850
    Non-cash compensation related to issuance of stock options                                -                47,340

CHANGES IN ASSETS AND LIABILITIES:

     Increase  in Accounts Receivable                                                  (156,876)             (268,690)
     (Increase) Decrease in Accounts Receivable from Related Parties                        (50)              635,061
     Increase  in Inventory                                                            (731,516)              (29,827)
     Decrease (Increase)  in Prepaid Expenses                                            99,579               (65,242)
     Decrease (Increase) in Interest Receivable                                           1,144                (7,259)
     Increase  in Other Assets                                                          (90,830)             (223,614)
     Increase (Decrease) in accounts payable and accrued expenses                       400,478              (540,249)
                                                                                       --------              ---------
              TOTAL ADJUSTMENTS                                                        (112,764)              (69,597)
                                                                                       ---------              --------

NET CASH USED  IN OPERATING ACTIVITIES                                               (1,230,940)           (1,030,202)
                                                                                     -----------           -----------


CASH FLOWS FROM INVESTING ACTIVITIES:

    Expenditures for property and equipment                                            (184,510)             (174,868)
                                                                                       ---------             ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

    Deferred Offering Costs                                                             (36,648)                    -
    Notes Receivable                                                                          -              (500,000)
    Issuance of Stock                                                                   890,500             5,112,936
    Repayments of Loans                                                                (212,140)             (996,167)
    Proceeds from loans                                                                 200,000               231,080
                                                                                       --------              -------

NET CASH PROVIDED IN FINANCING ACTIVITIES                                               841,712             3,847,849
                                                                                       --------            ---------


NET (DECREASE) INCREASE IN CASH                                                        (573,738)            2,642,779

CASH - BEGINNING OF PERIOD                                                            1,992,265                16,146
                                                                                      ----------            ---------

CASH - END OF PERIOD                                                                 $1,418,527            $2,658,925
                                                                                     ===========           ==========

                 See notes to consolidated financial statements.

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

    In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 29, 2000 and the results of operations and cash flows for the three and nine-month periods ended September 29,2000 and September 25,1999 have been included.

    The  results  of  operations  for the three  and  nine-month  period   ended
September 29, 2000 are not necessarily indicative of the results to be expected for the full year ended December 29, 2000.

    2. NAME CHANGE

    On June 15, 2000 the Company changed its name from International Smart Sourcing, Inc. to ChinaB2Bsourcing.com, Inc.

    3. BANK DEBT

    In December 1999, the Company acquired bank financing from European American Bank (EAB). The financing agreement includes a demand note of $1,250,000 and a term loan of $500,000. With the proceeds of the loans the $1,000,000, revolving line of credit with Republic National Bank was paid in full leaving $250,000 available to be drawn down on the demand note. As of September 29, 2000 the Company owes approximately $ 932,000 on the demand note and has not drawn any funds from the term note.

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

         4. ISSUANCE OF ADDITIONAL SHARES OF STOCK

         In June 2000 the Company entered into a placement agent agreement with Network 1 Financial Securities, Inc. to offer a minimum 100,000 Shares and a maximum 500,000 at $3.00 per share as a private placement of securities to purchasers who qualify as "Accredited Investors" under Regulation D promulgated under the Securities Act of 1933. In June 2000 the Company issued 166,667 shares under this agreement. Net proceeds from the offering after the underwriting commissions and other related fees were $415,000. In July 2000 the Company issued an additional 166,667 shares. The net proceeds were $ 435,000. In July and September 2000 the Company issued an aggregate of 8,000 shares of common stock, pursant to the exercise of warrant, for net proceeds of $40,500.

         5. NOTE RECEIVABLE

         In June 2000 the Company renegotiated the loans that it had made to Azurel Ltd. in July 1999 and August 1999, which were to have been repaid by November 15, 1999. This agreement granted to the Company a security interest in the inventory of Azurel as collateral for the loan and accrued interest. In consideration for the security agreement the Company granted an extension of maturity of the notes to January 31, 2001.

         6. NOTES PAYABLE - RELATED PARTIES

         On May 31, 2000 the Company obtained two loans aggregating $ 100,000 from two of its principal stockholders. Such loans are unsecured and are due on demand with interest at 10% per annum. On August 17, 2000 the Company obtained two additional loans aggregating $ 100,000 from two of its principal stockholders. Such loans are unsecured and are due on demand with interest at 10% per annum.

         7. STOCK OPTION AND GRANT PLAN

         On April 17, 2000 the Company granted stock options to key employees. The aggregate number of options granted was 60,500 to purchase shares of the Company's common stock, at an exercise price of $5.125 per share. The options vest on the second anniversary of the grant date and expire on the fifth anniversary of the grant date.

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

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS



         GENERAL

          ChinaB2Bsourcing.com, Inc. (formerly International Smart Sourcing, Inc.) was organized as a holding company for its three wholly-owned subsidiaries International Plastic Technologies, Inc. (IPT) which does business as International Smart Sourcing and ChinaB2Bsourcing, Electronic Hardware Corp. (EHC) and Compact Disc Packaging Corp. (CDP) (collectively, the "Company").

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

          RESULTS OF OPERATIONS

          For the three and nine-months ended September 29,2000 compared to the three and nine-months ended September 25, 1999.

          NET SALES

          Net sales for the three and nine-months periods ended September 29, 2000 were $2,138,410 and $5,630,834, respectively as compared to sales of $ 1,294,933 and $3,747,300 for the three and nine-month periods ended September 25, 1999. The increase of $843,477 or 65% for the three-month period and $1,883,534 or 50 % for the nine-month period was attributed to the commencement of the contract with the Defense Supply Center in Philadelphia (DSCP) and an increase in volume by IPT.

         GROSS PROFITS

         The Company realized an overall gross profit margin percentage for the three and nine-month periods ended September 29, 2000 of 42% and 35%, respectively which represents an increase from the 28% and 31%
         experienced during the three and nine-months ended September 25, 1999.This increase can be attributed to the increase in sales related to the contract with DSCP. Revenues from products sold to DSCP include charges for the acquisition, handling, and distribution of products manufactured by the company and outside suppliers. In addition products sold to DSCP are generally more complex with more value added operations than molded plastic products and generate a higher gross profit margin.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three and nine-month periods ended September 29, 2000 were $993,818 and $ 3,023,322 respectively, as compared to $ 888,292 and $ 2,117,654 for the three and nine-month periods ended September 25, 1999. The increase of $ 105,526 or 12% for the three-month period and $ 905,668 or 43%for the nine-month period can be attributed to an increase in office salaries and additional engineering consultants and employees hired to facilitate the Company's manufacturing relationship located in China. In addition, sales and marketing personnel were hired to promote the Company and to acquire new business and additional personnel were hired to support future shipments of product to DSCP.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company's primary source of liquidity has been cash flow generated internally from operations, supplemented by bank borrowings and long term equipment financing. However, in the past two years the company has generated additional cash flow from the public and private sale of equity securities. The Company's cash decreased to $ 1,418,527 on September 29,2000 from $1,992,265 on December 31, 1999.
         In December of 1999, the Company acquired bank financing from European American Bank (EAB). The financing agreement includes a demand note of $1,250,000 and a term loan of $ 500,000. The loan is secured by accounts receivable, inventory and a $ 1,000,000 certificate of deposit, which is restricted from use until the Company earns $100,000 year-to-date net profit. In addition, there is a maximum leverage and minimum capital base requirement. The minimum capital base was not met at December 31, 1999. On March 30, 2000, EAB issued a waiver for the minimum capital base requirement and amended such requirement to $ 2,000,000. However, EAB prohibited the Company from drawing any additional funds from the lines of credit until further review.

         The Company has enough cash to maintain the existing operations through the 4th Quarter. The Company is in the process of negotiating additional lines of credit.

         On May 31, 2000 the Company obtained two loans aggregating $ 100,000 from two of its principal stockholders. Such loans are unsecured and are due on demand with interest at 10% per annum. On August 17, 2000 the Company obtained two additional loans aggregating $ 100,000 from two of its principal stockholders. Such loans are unsecured and are due on demand with interest at 10% per annum.

         In June 2000 the Company entered into a Placement Agent Agreement with Network 1 Financial Securities, Inc. to offer for sale in a private placement a minimum of 100,000 Shares of Common Stock and a maximum of 500,000 Shares of Common Stock at a purchase price of $ 3.00 per share. On June 22, 2000 the Company received net proceeds of $ 415,000 from a private placement of 166,667 shares of Common Stock $ .001 par value of the Company sold at $3.00 per share. In July the Company received net proceeds of $435,000 from a private placement of 166,667 shares of Common Stock $ .001 par value of the Company sold at $3.00 per share. In July and September 2000 the Company issued an aggregate of 8,000 shares of common stock, pursant to the exercise of warrant, for net proceeds of $40,500.

         Cash flows used in operating activities was $ 1,230,940 for the nine-months ended September 29, 2000 on a net loss of $1,118,176.

         Cash used in investing activities for the nine-months ended September 29, 2000 and September 25, 1999 was $184,510 and $174,868 respectively, which consisted of cash for the purchase of tooling, molds, machinery and equipment and computers. Net cash provided by financing activities for the nine-months ended September 29, 2000 was $ 841,712. Cash of $200,000 was provided from borrowings on available credit lines, which was offset by principal payments on loans of $ 212,140.

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

         a) The following exhibits are filed as part of this report:

         EXHIBIT    DESCRIPTION

         27         Financial Data Schedule

         b)         Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 29, 2000

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          CHINAB2BSOURCING.COM, INC

         NOVEMBER 13,2000                      /s/Andrew Franzone
         ----------------                      ---------------------------------
           Date                                Andrew Franzone
                                               Chief Executive Officer

         NOVEMBER 13,2000                      /s/Steven Sgammato
         ----------------                      ---------------------------------
           Date                                Steven Sgammato
                                               Chief Financial Officer