Form 10KSB
period 2000-12-29
CHINAB2BSOURCING COM INC
filed 2001-04-12
CIK 1057695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 29, 2000

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

                  YES        X                                     NO
                       -------------                                ------------

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                  YES                                              NO        X
                       -------------                              --------------

         The  issuer's  net  sales  for  the  most  recent  fiscal  year  were $
8,101,634.

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 15, 2001 was approximately $ 15,835,000. As of March 15, 2001, the Registrant had 3,725,934 shares of its Common Stock, $0.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be issued in connection with the 2001 annual meeting of stockholders are incorporated by reference into Part III

                                     PART I

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

The Company has established an office in Shanghai, with engineering, quality, production control and administrative personnel who provide project management, source selection, engineering coordination, quality assurance, logistics and cost reduction. There are twenty-four manufacturers in China presently providing products for our clients. The Company believes that its service provides its clients with significant competitive advantages. Savings for customers range from fifteen percent to as much as seventy five percent. The more labor intensive the product, the more savings realized. Due to the low cost of tooling the client's return on investment is improved, and its overhead costs are reduced. However, there can be no assurance that the Company will be able to consummate, maintain or establish additional manufacturing relationships in China, continue to experience cost savings for its clients, or achieve any of its growth strategies.

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

EHC meets a full range of its clients' needs by maintaining early and total involvement, from the design and development to the ultimate manufacture and packaging of the product. When a custom-made product is initially requested, experienced EHC application engineers assist the customer during the concept design stage, which the Company considers critical to the success of the manufacturing process. During this stage, EHC application engineers draw upon the Company's experience, expertise and technological innovation to assist clients in reducing costs, meeting accelerated market schedules and ensuring high quality workmanship.

The Company's facility was certified in January 2001, for the International Quality Standard ("ISO") 9002, a manufacturing certification required by European companies and looked upon favorably throughout the world. ISO 9002 requires the Company to meet certain stringent requirements established in Europe to ensure that the facility's manufacturing processes, equipment, and associated quality control systems will satisfy specific customer requirements. The Company believes that obtaining ISO 9002 certification will benefit the Company in the plastic manufacturing market, both nationally and internationally.

The Company believes that its consolidated manufacturing approach results in high quality, on-time delivery, competitive pricing, and a loyal customer base. Additionally, the Company believes that it has created a cost-effective workplace by decreasing inventory costs. The Company's "pull" (also known as "JIT," which stands for Just-in-Time) system is designed to introduce raw materials and components at the time necessary to fulfill customer orders. This system eliminates costs associated with the storage and handling of large amounts of inventory. The Company believes that it also accounts for a timelier rate of delivery. The "pull" system depends on long-term relationships with suppliers. The Company believes that due to its strong relationships with suppliers and its well-trained workforce, the system will continue to provide efficient and prompt delivery.

The Company offers secondary operations on its molded products. Services such as hand painting, pad printing, hot stamping and engraving are provided at a customer's request. These marking systems can be used on most materials and varying contours. The Company believes that these extra manufacturing services allow for greater flexibility and increased customer satisfaction.

Over the past year EHC has increased its sales by 35% due to aggressive marketing efforts and to a new government contract. EHC has received an Award from the United States government based on this contract, for "Innovative Business Performer of the Year Award for Small Business". Based on the success of the government contract, management believes that it has put in place the necessary infrastructure to provide superior service to the government not only on this contract but on other contracts the government might look to place in 2001. This same infrastructure will also provide the Company's commercial knob business with many advantages in our ability to provide superior service. The Company anticipates a user-friendly website which will allow customers to order directly and obtain stock and delivery information on the web by the third quarter of the year.

The Company, through Compact Disc Packaging Corp. has entered into an exclusive international licensing agreement to manufacture, market, sell and sub-license the Pull Pack (R), a proprietary Disc packaging system. The Pull Pack (R) is a redesigned "Jewel Box", the packaging currently used for Compact Discs, CD-ROMs and DVD.

The Company was originally formed in 1970 as EHC, a New York corporation, and was reorganized as of December 24, 1998 as a Delaware holding company for its two wholly owned subsidiaries, EHC and CDP. As part of the Reorganization, the stockholders of each of the subsidiaries exchanged the following percentage ownership in the respective subsidiaries for the percentage of shares of the
Company: David Kassel exchanged 33% of EHC and 90% of CDP FOR 46.3% of the Company; Andrew Franzone exchanged 33% of EHC for 25.7% of the Company; Harry Goodman exchanged 33% of EHC for 25.7% of the Company; and David Cowan exchanged 10% of CDP for 2.3% of the Company. On May 7, 1999,IPT, a Delaware Corporation was formed. On June 15, 2000, the Company changed its name from International Smart Sourcing, Inc. to ChinaB2Bsourcing.com, Inc.

GROWTH STRATEGY

The Company through IPT is expanding its operations through specializing in assisting companies to reduce their cost of manufacture by outsourcing work to China. The Company has developed the infrastructure necessary to assist companies in outsourcing. The Company has established an office in Shanghai and has engineering, quality, production control and administrative personnel in place to assist in the manufacture of our client's products. Our China office utilizes an intensive vendor selection process before placing purchase orders with factories; presently we have 24 factories manufacturing products for our clients. The following products are being manufactured for clients, stamped parts and stamped assemblies, and electronic assemblies.

Manufacturers in the USA are faced with the challenge associated with globalization, as shown by the reduction in the number of manufacturers in the U.S. Based on our experience to date we are able to reduce the cost of a clients products, improve their return on investment and lower their overhead. The Company believes that outsourcing provides clients with a competitive advantage. There can be no assurance that the Company will be able to consummate, maintain or establish additional manufacturing relationships in China or achieve any of its growth strategies.

PRODUCTS

OUTSOURCING

The Company's outsourcing operations produce products directly for the clients of the Company. All products are special order and are not produced for the Company's own inventory.

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

EHC is in the process of moving manufacturing to China in order to improve profits. The company expects to have 60% of its manufacturing in China by the first quarter of 2002. The balance of the production should be complete by the end of 2002. This should significantly increase gross profits.

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

The Company acquired CDP by means of an agreement and plan of reorganization effective December 24, 1998, whereby the Company issued 445,000 shares of its Common Stock for all of the issued and outstanding stock of CDP. The purchased cost of such acquisition was $2,238,000, based upon the proposed initial public offering price of the shares issued. The Company had allocated $500,000 to the value of the exclusive license agreement, which grants CDP the right to manufacture, market and sell the PULL PACK TM. The license agreement will be amortized over a period of 10 years. Additionally, the Company had allocated $1,738,000 to the value of the goodwill attributed to the acquisition of CDP. During December 2000 the Company evaluated its carrying value for the license and goodwill and determined that impairment in value had occurred for the remaining unamortized balance of the license and goodwill of $400,000 and $1,390,000 respectively.

A pre-production model of the PULL PACK TM was developed in June 1998 for market research and small production runs. Currently, the production tooling of the PULL PACK TM is complete and the product has been produced in limited quantities.

During year 2000, the Company believes it has solved most of its production problems and is now able to take steps to market the Pull Pack. The company has entered into a distribution arrangement with Pull Pack Inc. to handle all the distribution and marketing. PULL PACK INC. has developed a web site, www.pullpack.com, which allows for E-commerce and distribution of the Pull Pack. The preliminary results have been disappointing, however, the Company believes that this type of product will take a long time to find its market niche, but has many unique uses and applications.

COMPETITION

OUTSOURCING

The Company believes that the market of off-shore manufacturing sources is highly fragmented and that no one participant or small number of participants dominates the market. The Company considers all manufacturers, both domestic and foreign, generally to be its competition. The principal direct competition experienced by the Company is from factories in China and manufacturers representatives and brokers acting on behalf of those factories. The Company has identified only one domestic company engaged in a similar business to that of the Company and the competitor relies upon its direct ownership of a factory in China for its competitive advantage. The Company believes that its competitive strengths are the knowledge and experience of its domestic and Chinese engineering and administrative staffs, their experience working together across two cultures and the network of 24 qualified factories in China with whom the Company has already placed orders. The Company intends to expand the number of qualified factories with to whom it can place orders on behalf of its customers.

KNOB AND ASSEMBLY MANUFACTURING/INJECTION MOLDING

The Company believes that its segment of the plastic injection molding industry is highly fragmented and that no one participant dominates the industry. The Company believes that the most important competitive factor in this industry is investment in tooling, as the high cost of tooling relative to the low revenue of individual products is a barrier to entry in this market. The Company currently owns approximately 1,500 tools, which gives it the ability to manufacture over 10,000 products and assemblies. Other key competitive factors in this industry include quality of products, depth of industry knowledge, a sizable customer base, ability to provide products on a timely basis, level of experience, breadth of products and services offered, responsiveness to customer requests and ability to produce a wide variety of projects in a timely manner and at a competitive price. The Company believes that its main competitors in the control knobs and components segment of the injection molding industry are the following: Rogan Corporation, which produces instrument and consumer knobs; Philips Plastic Manufacturing Corporation, which produces consumer knobs; Davies Molding Company, which produces instrument knobs; and Aerospace Knob Company, which produces military avionic knobs. With its range of consumer, instrument, and military knobs, EHC strives to provide the broadest and most extensive line of knobs and assemblies in order to maintain an advantage over its competitors.

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

PATENTS, TRADEMARKS, LICENSES AND ROYALTY RIGHTS

THE Company, through CDP, a wholly-owned subsidiary, entered into a minimum five-year license agreement dated as OF MARCH 1, 1998 with Inch, Inc., to obtain the exclusive worldwide licensing rights to make, use, sell and sublicense the PULL PACK TM. In consideration of the exclusive license, the Company agreed to pay Inch, Inc. royalties of (i) 2% of the annual gross sales of PULL PACK less any returns, credits and allowances; (ii) 25% of sublicenses or fees from sublicenses payable within 30 days of receipt; and (iii) a $30,000 reimbursement payment for expenses incurred in obtaining a patent. The Company is entitled to exclusive license rights of PULL PACK TM for a minimum of five years and a maximum of the United States life of the patent, which expires in 2012. The Company paid to Inch Inc a royalty payment of $ 30,000 for the period of February 1, 1999 to February 1, 2000. If royalties paid to Inch, Inc. do not equal or exceed a minimum total of $40,000 from February 1, 2000 to February 1, 2001 AND $50,000 for each 12-month period thereafter Inch, Inc. shall have the right to terminate the exclusive license agreement upon 30 days' notice. Inch, Inc. did not earn any royalties in the period. CDP has not made the minimum royalty payment required under the contract. Inch, Inc., has not given notice of its intentions to terminate the agreement. In the event that the exclusive license is terminated, CDP shall continue to hold a non-exclusive license at the above referenced royalty rate. Inch, Inc. has also agreed to provide consulting services to CDP at the rate of $50 per hour prior to the sale of 10,000 units and $110 per hour after the sale of 10,000 units. CDP has agreed to indemnify and hold harmless Inch, Inc. against all damages and liabilities arising out of the manufacture of the PULL PACK.In 1995, Pull Pack was issued Patent No.5,383,544, which expires in January 2012. on June 16, 1998, EHC was issued patent NO.5,765,449, which expires on June 16, 2015. EHC has submitted a patent application on a tactile detent knob. However, there can be no assurance that such patent will issue.

The Company may apply for additional patents relating to other aspects of its production. There can be no assurance as to the degree of protection, which existing or future patents, if any, may afford the Company, or that competitors will not develop similar or superior methods or products outside the protection of any patent issued to the Company.

EMPLOYEES

As of December 29, 2000, the Company had a total of 85 employees based domestically. 13 of these employees work on a part-time basis. 32 of the Company's employees are represented in collective bargaining agreements by Local 531, International Brotherhood of Teamsters, AFL-CIO. 14 employees work in Sales and Administration while 64 employees are factory workers. The Shanghai China office had a total of 18 employees in sales marketing and administrative support.

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

SEGMENT INFORMATION

Segment information is set forth in Note 21 to the Consolidated Financial Statements referred to in the "Financial Statements and Supplementary Data" section hereof and incorporated herein by reference.

ITEM 2. PROPERTY

The Company operates from an approximately 20,000 square foot facility located in Farmingdale, New York. The facility is owned and operated by K&G Realty Associates, a partnership owned by David L. Kassel, the Company's Chairman, and Harry Goodman, the Company's Vice President. The mortgage on the facility is guaranteed by EHC. The Company's lease, currently under a 10-year extension, expires in December 2005. The annual rent is currently $153,000 per year, and provides for annual adjustments equal to the greater of the increase in the Consumer Price Index or 5%. Pursuant to a rider to the lease agreement dated as of March 1, 1998, EHC shall pay as additional rent, any and all real property taxes for the demised premises in excess of $26,000 per annum. In 2000, the real estate taxes were approximately $34,000. The Company believes that the property is suitable for its presently foreseen use. The Company leases approximately 1,000 square feet of office space in Shanghai China for $1,500 a month though the Consultant on a month-to-month basis.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED MATTERS

The Company completed its initial public offering pursuant to a Registration Statement on Form SB-2 Registration No. 333-48701, declared effective on April 23, 1999. As of March 15, 2000, the Company had outstanding 3,725,934 shares of its Common Stock $ .001 par value ("Common Stock"). The Company's Common Stock is traded on the Nasdaq Small Cap Market ("Nasdaq Small Cap") under the symbol ISMT. Effective December 30 1999 the Company's Common Stock and Common Stock Purchase Warrants were delisted from the Boston Stock Exchange due to its failure to obtain a minimum of 600 beneficial stockholders within six months of listing. The following table sets forth the high and low bid prices for the Common Stock as reported on the Nasdaq Small Cap. The high and low bid prices reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

                                                    Common Stock Sale Prices

Fiscal 2000                                      High                      Low

First Quarter                                    7.625                     5.50
Second   Quarter                                 8.3125                    5.00
Third Quarter                                    7.00                      5.50
Fourth Quarter                                   6.9375                    2.50


On March 15, 2001 there were approximately 175 holders of record of the Company's 3,725,934 outstanding shares of Common Stock.

On March 15, 2001, the last sale price of the Common Stock as reported on the Nasdaq SmallCap Market was $ 4.25.

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

RESULTS OF OPERATIONS

For the year ended December 29, 2000 compared to the year ended December 31, 1999:

NET SALES

Net Sales for the year ended December 29, 2000 were $ 8,101,634, as compared to net sales of $4,919,095 for the year ended December 31, 1999. The increase of $3,182,539, OR 65 % for the period was attributed to the commencement of the contract with the Defense Supply Center in Philadelphia (DSCP) and an increase in volume by IPT.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the year ended December 29, 2000 of 32%, which represents an increase from the 26% experienced during the year ended December 31, 1999. This increase can be attributed to the increase in sales related to the contract with DSCP. Products sold to DSCP include charges for the acquisition, handling, and distribution of products manufactured by the Company and outside suppliers. In addition products sold to DSCP are generally more complex with more value added operations than molded plastic components and generate a higher gross profit margin.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

The increase in selling, general, and administrative expenses includes startup costs associated with setting up sales, marketing and operational departments, and systems to support future business. Such departments consist of personnel, computer hardware and software, office space and furniture.

Selling, general and administrative expenses for the year ended December 29, 2000 were $3,984,326 as compared to $3,306,930 for the year ended December 31, 1999. The increase of $677,396 or 21% for the period is primarily attributable to $206,000 for promotional activities, $177,000 for legal and accounting fees, $98,000, for travel to China to review and support the manufacturing and engineering facilities and trade shows for IPT and CDP, $80,000 in costs associated with being a public company, $89,000 in consulting for selecting and qualifying manufacturers in China and for new products designed by EHC to compliment the knob line.

IMPAIRMENT CHARGE - LONG LIVED ASSETS

During December 2000 the Company evaluated its carrying value for the license and goodwill and determined that impairment in value had occurred, related to its 1998 acquisition of CDP, for the remaining unamortized balance of the license and goodwill of $400,000 and $1,390,000 respectively.

RESERVE FOR LOAN AND INTEREST RECEIVABLE

As discussed on page 11, the Company incurred a charge of $517,616 related to the reserve of the entire note and interest receivable due from Azurel Ltd.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company's primary source of liquidity has been cash flow generated internally from operations, supplemented by bank borrowings and long term equipment financing. The Company's cash decreased to $188,213 on December 29, 2000 from $1,992,265 on December 31, 1999.

Cash flow used in operating activities WAS $1,319,489 for the year ended December 29, 2000 on a net loss of $3,833,990. The increase in accounts receivable is the result of tooling invoiced in December and collectable in the following quarter. The increase in inventory is the result of the Company's build up of government components to a sufficient level to properly respond to government orders on a timely basis. Cash used in investing activities for the year ended December 29, 2000 was $361,856, which consisted of cash for the purchase of tooling, molds, machinery and equipment and a decrease in notes receivable from related parties.

Net cash used in financing activities for the year ended December 29, 2000 WAS $122,707. In June 2000, the Company issued 167,667 shares of its common stock at $3.00 per share to purchasers who qualify as "Accredited Investors" under Regulation D promulgated under the Securities Act of 1933. Net proceeds from the offering after the underwriting commissions and other related fees were $415,000. In July 2000 the Company issued an additional 167,667 shares, with net proceeds of $435,000. In July, September and October 2000 the Company issued an aggregate of 10,100 shares of common stock, pursuant to the exercise of warrants, with net proceeds of $50,300.

Cash of $200,000 was provided from borrowings from related parties. Cash of $1,108,213 was used to make principal payments on loans. In December 2000, the Company, utilizing the proceeds from the Initial Public Offering, repaid the $917,000 balance on the revolving line of credit with European American Bank
(EAB).

In April 2001, the Company closed on a revolving line of credit agreement with a bank that provides for a maximum borrowing of up to $1,500,000, subject to certain conditions, at an interest rate of prime plus 1.75%. The loan is secured by substantially all the assets of the company and is unconditionally guaranteed by three officers/shareholders, each limited to $250,000. The agreement provides that, among the other requirements, the Company maintain a tangible net worth of at least $1,750,000 from the date of the agreement to and including December 30, 2001 and $2,000,000 through April 2003, when the outstanding balance is due.

NOTE RECEIVABLE RESERVE AND EXCLUSIVE SUPPLY AGREEMENT BETWEEN THE COMPANY AND AZUREL LTD.

The Company entered into an exclusive supply agreement with Azurel Ltd. (Azurel) dated July 7, 1999 ("the Agreement"). Pursuant to the Agreement, the Company loaned $500,000 to Azurel in exchange for the exclusive right to supply Azurel with any and all products imported by or on behalf of Azurel. In addition, the Company received warrants, expiring December 31, 2004, to purchase 100,000 shares of Azurel common stock at a purchase price of $1.50 per share. The Company has not received any orders through December 2000.

On December 23, 1999, the terms of the loan agreement were extended allowing principal payments to begin on January 15, 2000. In consideration for extending the principal payments, the Company received an additional 50,000 warrants to purchase shares of Azurel Ltd. Common stock at an exercise price of $1.50 per share. Interest continues to accrue at 8 % per year on all unpaid balances.

In June 2000, the Company renegotiated the loans it had made to Azurel Ltd. This agreement granted the Company a security interest in the inventory of Azurel as collateral for the loan and accrued interest. In consideration of the security agreement, the Company granted an extension of maturity of the notes to January 31, 2001.

In February the borrower declared bankruptcy under Chapter 11 of the Federal bankruptcy code. As of December 29, 2000 the Company has reserved for the entire note and interest receivable aggregating $517,616. AS of March 9, 2000 the Company is determining its recourse with regards to the collateral under the security interest agreement with the borrower.

CAUTIONARY FACTORS REGARDING FUTURE OPERATING RESULTS

The matters discussed in this form 10-KSB other than historical material are forward-looking statements. Any such forward-looking statements are based on current expectations of future events and are subject to risks and uncertainties which could cause actual results to vary materially from those indicated. Actual results could differ due to a number of factors, including negative developments relating to unforeseen order cancellations or push outs, the company's strategic relationships, the impact of intense competition and changes in our industry. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
ChinaB2Bsourcing.com, Inc.
Farmingdale, New York

We have audited the accompanying consolidated balance sheet ChinaB2Bsourcing.com, Inc., as of December 29, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 29, 2000 and December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, the financial position of ChinaB2Bsourcing.com, Inc. as of December 29, 2000 and the results of its operations and its cash flows for each of the years ended December 29, 2000 and December 31, 1999 in conformity with generally accepted accounting principles.

                                                 /S/Feldman Sherb & Co., P.C.
                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants

New York, New York
March 15, 2001
(April 11, with respect to Note 22)

                   CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES
                  (FORMERLY INTERNATIONAL SMART SOURCING, INC.)

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 29, 2000


                                     ASSETS

CURRENT ASSETS:
     Cash                                                      $        188,213
     Accounts receivable - net of allowance for
        doubtful accounts of $15,000                                  1,328,203
     Notes receivable-related party                                      46,454
     Inventories                                                      1,358,974
     Prepaid expenses and other current assets                          290,079
                                                                 ---------------
        TOTAL CURRENT ASSETS                                          3,211,923

Property and Equipment - net                                            805,220

Note receivable-related party                                           163,802

Other assets                                                            287,180
                                                                 ---------------

                                                               $      4,468,125
                                                                 ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                     $      1,491,113
     Due to related party                                                61,752
     Deferred revenue                                                   107,943
     Current portion of long tem debt
       (including $95,827 to officer/shareholders)                      169,216
     Current portion of obligations under capital leases                 84,445
                                                                 ---------------

        TOTAL CURRENT LIABILITIES                                     1,914,469

     Long tem debt (including $161,817 to officer/shareholders)         412,471
     Obligations under capital leases                                    86,748
                                                                 ---------------


        TOTAL LIABILITIES                                             2,413,688
                                                                 ---------------


STOCKHOLDERS' EQUITY:
     Common Stock, $0.001 par value, 10,000,000 shares
        authorized, issued and outstanding 3,725,934                      3,726
     Additional paid-in capital                                       7,715,713
     Accumulated deficit                                             (5,665,002)
                                                                 ---------------

        TOTAL STOCKHOLDERS' EQUITY                                    2,054,437
                                                                 ---------------


                                                               $      4,468,125
                                                                 ===============



                See notes to consolidated financial statements.

                   CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES
                  (FORMERLY INTERNATIONAL SMART SOURCING, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           Year Ended
                                                --------------------------------
                                                  December 29,      December 31,
                                                      2000              1999
                                                ---------------   --------------

NET SALES                                       $  8,101,634      $   4,919,095
COST OF GOODS SOLD                                 5,545,613          3,631,143
                                                ---------------   --------------
       GROSS PROFIT                                2,556,021          1,287,952
                                                ---------------   --------------

OPERATING EXPENSES
       Selling and shipping                        1,082,475          1,374,194
       General and administrative                  2,901,851          1,932,736
       Impairment charge - long lived assets       1,790,400                  -
       Reserve for loan and interest receivable      517,616                  -
                                                ---------------   --------------
          TOTAL OPERATING EXPENSES                 6,292,342          3,306,930
                                                ---------------   --------------
LOSS FROM OPERATIONS                              (3,736,321)        (2,018,978)

       Interest income                                96,178            180,793
       Interest expense                             (193,847)          (201,493)
                                                ---------------   --------------
NET LOSS BEFORE TAXES                             (3,833,990)        (2,039,678)

INCOME TAX BENEFIT                                         -             70,310
                                                ---------------   --------------
NET LOSS                                        $ (3,833,990)     $  (1,969,368)
                                                ===============   ==============
NET LOSS PER SHARE - BASIC AND DILUTED          $      (1.08)     $       (0.68)
                                                ===============   ==============
WEIGHTED AVERAGE COMMON SHARES                     3,545,000          2,913,000
                                                ===============   ==============





                 See notes to consolidated financial statements.

                   CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES
                  (FORMERLY INTERNATIONAL SMART SOURCING, INC.)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





                                                        Common Stock            Additional      Retained
                                                 ----------------------------     Paid In       Earnings
                                                   Shares          Amount         Capital       (Deficit)         Total
                                                 ------------   -------------   ------------   ------------    ------------

Balance December 27, 1998                          1,945,000      $    1,945    $ 1,904,297   $    138,356    $  2,044,598

    Net Loss                                               -               -              -     (1,969,368)     (1,969,368)
    Initial Public Offering                        1,437,500           1,438      4,895,707              -       4,897,145
    Issuance of stock options to consultants               -               -         52,200              -          52,200
                                                 ------------   -------------   ------------   ------------    ------------
Balance December 31, 1999                          3,382,500           3,383      6,852,204     (1,831,012)      5,024,575

    Net Loss                                               -               -              -     (3,833,990)     (3,833,990)
    Issuance of stock from exercise of warrants       10,100              10         50,490              -          50,500
    Sale of stock - Private Placement                333,334             333        813,019              -         813,352
                                                 ------------   -------------   ------------   ------------    ------------
Balance December 29, 2000                          3,725,934      $    3,726    $ 7,715,713    $(5,665,002)   $  2,054,437
                                                 ============   =============   ============   ============    ============

























                See notes to consolidated financial statements.

                   CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES
                  (FORMERLY INTERNATIONAL SMART SOURCING, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                For the Year Ended
                                                                                            -----------------------------
                                                                                            December 29,   December 31,
                                                                                               2000            1999
                                                                                            ------------   --------------

Cash flows from operating activities:
     Net loss                                                                               $(3,833,990)   $  (1,969,368)
                                                                                            ------------   --------------
Adjustments to  reconcile  net loss to net cash (used in)  provided by operating activities:

        Depreciation                                                                            265,258          273,301
        Amortization                                                                            223,800          223,800
        Impairment charge - long lived assets                                                 1,790,400
        Reserve for loan and interest receivable                                                517,616                -
        Non-cash compensation related
           to issuance of  options                                                                    -           52,200
Changes in assets and liabilities:
     Increase in accounts receivable                                                           (749,880)         (66,801)
     Increase in inventories                                                                   (571,643)          (2,331)
     Increase in prepaid expenses and other current assets                                       (9,691)        (188,630)
     Decrease (Increase) in other assets                                                        184,625         (236,997)
     Increase (decrease) in accounts payable and accrued expenses                               694,321          (63,772)
     Increase in due to related party                                                            61,752                -
     Increase in deferred revenue                                                               107,943                -
                                                                                            ------------   --------------
           Total adjustments                                                                  2,514,501           (9,230)
                                                                                            ------------   --------------
Cash used in operating activities                                                            (1,319,489)      (1,978,598)
                                                                                            ------------   --------------

Cash flows from investing activities:

     Decrease in note receivable from related parties                                            42,894          381,911 *
     Expenditures for property and equipment                                                   (404,750)        (302,860)
     Loans to another company                                                                         -         (500,000)
                                                                                            ------------   --------------
Cash used in investing activities                                                              (361,856)        (420,949)
                                                                                            ------------   --------------
Cash flows from financing activities:
     Sale of common stock and exercise of warrants                                              863,852        5,244,004
     Capital lease repayments                                                                   (78,347)         (75,110)
     Proceeds from borrowings                                                                   200,000        1,536,520
     Principal payments and repayment of loans                                               (1,108,212)      (2,329,748)
                                                                                            ------------   --------------
Cash (used in) provided by financing activities                                                (122,707)       4,375,666
                                                                                            ------------   --------------
(Decrease) increase in cash                                                                  (1,804,052)       1,976,119

Cash - beginning of year                                                                      1,992,265           16,146
                                                                                            ------------   --------------
Cash - end of year                                                                          $   188,213    $   1,992,265
                                                                                            ============   ==============
Supplemental disclosure of cash flow information:
     Cash paid during the year for
        Interest                                                                            $   170,757    $     215,903
                                                                                            ============   ==============
     Non-cash financing and investing activities:
        Issuance of common stock options for services                                       $         -    $      52,200
                                                                                            ============   ==============
        Purchase of equipment through capital leases payable                                $   159,664    $      44,773
                                                                                            ============   ==============
        Conversion of accounts payable to note payable                                      $   150,000    $           -
                                                                                            ============   ==============

   * -  reclassified to conform with current year presentation


                 See notes to consolidated financial statements.

                            CHINAB2BSOURCING.COM INC.
                  (Formerly INTERNATIONAL SMART SOURCING, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED DECEMBER 29, 2000 AND DECEMBER 31, 1999


1.       BUSINESS OF THE COMPANY

         ChinaB2Bsourcing.com, Inc. (formerly International Smart Sourcing, Inc.) ("ChinaB2B") was incorporated in February 1998 in Delaware as a holding company for the purpose of acquiring the common stock of Electronic Hardware Corp. ("EHC") and Compact Disc Packaging Corp. ("CDP") in contemplation of an initial public offering of International's stock (the "Offering").

         Under an agreement and plan of reorganization, dated December 24, 1998, ChinaB2B issued 1,500,000 shares of its stock for the stock of EHC. EHC, a company located in Farmingdale, New York, manufactures injection molded plastic components used in consumer, industrial and military products sold in the United States.

         Under another agreement and plan of reorganization, dated December 24, 1998, ChinaB2B issued 445,000 shares of its stock for the stock of CDP, a development stage enterprise which was incorporated in Delaware on January 31, 1995 to manufacture and market a proprietary compact disc packaging system. CDP was owned prior to its merger with ChinaB2B by one of the shareholders of EHC and one other shareholder.

         In connection with the acquisition of CDP, ChinaB2B based the value of the shares issued for the acquisition of CDP on the proposed initial public offering price of its shares and has substantiated such cost and its allocation to identifiable assets, as per Accounting Principles Board Opinion No.16. Accordingly, ChinaB2B allocated $500,000 to license cost and $1,738,000 to goodwill.

         On May 7, 1999 a newly formed company called International Plastic Technologies, Inc., ("IPT") a Delaware corporation, outsources for their customers the manufacturing of injection molded plastic products and the manufacturing of injection molded plastic product assemblies, in the Peoples Republic of China, for their customers in the United States.

         Hereinafter, ChinaB2B, EHC, CDP, and IPT are collectively referred to as the "Company".

         In April 1999 the Company consummated the Offering of 1,250,000 shares of common stock at $4.50 per share and 1,250,000 redeemable warrants at $0.10 per warrant to purchase one share of common stock at $5.00 per share. The warrants are exercisable for a five-year period commencing one year from the date of issuance. In June 1999 the underwriter exercised their right to sell 187,500 shares of common stock as part of an over-allotment as well as 187,500 redeemable warrants. Net proceeds from the offering and the subsequent over-allotment, after underwriting commissions and other related fees, was approximately $4,900,000.

         The Company agreed to retain the underwriter as a consultant for a period of two years after the offering for a fee of $120,000, which was paid upon the consummation of the Offering.

         On June 15, 2000 International Smart Sourcing, Inc. changed its name to ChinaB2Bsourcing.com, Inc.


2.       SIGNIFICANT ACCOUNTING POLICIES

         (a      FISCAL YEAR  -  The  Company  operates on  a  "52-53     Week"
                  reporting  year ending the last Friday of the month.

         (b) USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         (c) RECOGNITION OF REVENUE - REVENUE is recognized upon completion of the sale, which is when the goods are shipped to the customer.

         (c) PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated.

         (e) INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined principally by the use of the first-in, first-out method.

         (f) DEPRECIATION AND AMORTIZATION - FIXED assets are depreciated on the straight line basis over the estimated useful lives of the related assets. Leasehold improvements are being amortized on the straight line basis over the shorter of the estimated useful life of the improvements, which is 10 years, or the life of the lease.

         (g) INCOME TAXES - The Company recognizes deferred tax assets and liabilities based on the difference between the financial statements' carrying amount and the tax basis of the assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance related to the deferred tax asset is also recorded when it is probable that some or all of the deferred tax asset will not be realized.

         (h) NET LOSS PER SHARE - Net loss per share is computed based on the weighted average of number of common shares outstanding during the period. Stock options have been excluded as common stock equivalents in the diluted earnings per share because their effect would be anti-dilutive.

         (i) ACCOUNTING FOR LONG-LIVED ASSETS - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

         (j) GOODWILL - THE COMPANY RECOGNIZED GOODWILL from the acquisition of CDP, which is amortized on a straight-line basis over 10 years. The Company periodically assesses the recoverability of the cost of its goodwill based on a review of projected undiscounted cash flows of CDP. These cash flows are prepared and reviewed by management in connection with the Company's annual long range planning process.

         (k) LICENSE FEE - THE license fee resulting from the acquisition of CDP is amortized on a straight line basis over 10 years.

         (l) STOCK BASED COMPENSATION - The Company accounts for its stock based compensation plan under APB Opinion No.25, "Accounting for Stock Issued to Employee," ("APB 25"). The Company has also adopted Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) for disclosure purposes, and has adopted the proforma disclosure requirements of SFAS 123

         (m) CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to significant concentrations of credit risk consists of cash and trade receivables. At times, the cash in any one bank account may exceed the Federal Deposit Insurance Corporations $100,000 limit. The Company places its cash with high credit quality financial institutions. In regards to trade receivables, management believes the risk is relatively limited due to the credit assessment of its customers.

         (n)     NEW ACCOUNTING STANDARDS

                (i) Segment  Information - The Company has adopted SFAS No. 131,
                    Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas.

                    Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS No. 131, is the chief executive officer.

              (ii)  In June  1999,  the  Financial  Accounting  Standards  Board
                    (FASB) issued Statement of Financial Accounting Standard No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 amends SFAS no. 133, "Accounting for Derivative Instruments and Hedging Activities", which was issued in June 1998. SFAS 137 defers the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt the provisions of SFAS No. 133 for the fiscal year 2001, which commences on December 30, 2000. The application of the new pronouncement should not have a material impact on the Company's financial statements.

             (iii) In December 1999, the United States Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements".
                    (The implementation date of SAB 101, was subsequently amended by SAB 101A and SAB 101B.) Under SAB 101 additional guidance on revenue recognition criteria and related disclosure requirements are required. Implementation of SAB No. 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, but is effective retroactively to the beginning of that fiscal period (per SAB 101B). Company management has evaluated the standard and the reporting implications thereof, and has determined that there will not be a significant impact on the Company's operating results.


3.       CONCENTRATION OF MAJOR CUSTOMER

         During the year ended December 29, 2000, one customer accounted for approximately 27% of the Company's sales. The customer also accounted for approximately 10% of the Company's outstanding accounts receivable.

4.       INVENTORIES

         Inventories consist of the following at December 29, 2000:

                 Raw Materials                             $   76,644
                 Work in Process                               54,008
                 Finished Goods                               833,608
                 Components                                   394,714
                                                       ----------------
                                                           $ 1,358,974
                                                       ================

5.       PROPERTY AND EQUIPMENT

          Property and equipment are comprised of the following at December 29, 2000:

                                                     Life
                                                --------------
              Machinery and Equipment             5-10 Years      $   3,368,480
              Tools, Dies and Molds               5-10 Years          1,782,199
              Leasehold Improvements                10 Years            250,300
              Office Furniture and Fixtures          5 Years            216,848
                                                                 ---------------
                                                                      5,617,826
                                                                      4,812,607
                                                                 ---------------
                                                                  $     805,220
                                                                 ===============

         At December 29, 2000 the Company had $333,133 of its property and equipment under capital leases.

6.       INTANGIBLE ASSETS

         In March 1998, the Company entered into an exclusive license agreement with a corporation, which grants the Company the rights to manufacture, market and sell a compact disc packaging system. The Company shall pay such corporation annual royalties of 2% of net sales and 25% of other fees, as defined, plus an initial fee of $30,000. The exclusive provisions of the license agreement are subject to termination if certain minimum royalty levels are not obtained or if the Company does not obtain a $1,000,000 cash investment within 24 months of the agreement. For the year ended December 29, 2000 the Company owed $36,663 in royalty payments as per the agreement.

         During December 2000, the Company evaluated its carrying value for the license, and the goodwill that resulted from the purchase of CDP. The Company has had to date only minimal sales of its compact disc packaging product, nor can management reasonably estimate expected cash flows from future revenues to substantiate such carrying value. Based on these circumstances management determined that an impairment in value had occurred for the remaining unamortized balance of license and goodwill of $400,000 and $1,390,000, receptively.

7.       OBLIGATIONS UNDER CAPITAL LEASES

         The Company leases certain equipment under various capital lease arrangements expiring in December 2001 through November 2005. Following is a summary of future minimum payments under capital leases:

                    2001                                       $        111,772
                    2002                                                 59,281
                    2003                                                 23,201
                    2004                                                 20,023
                    2005                                                  8,704
                                                                   -------------
                                                                        222,981

                    Less: amounts representing interest                  51,788
                                                                   -------------
                                                               $        171,193
                                                                   =============

8.       LOANS PAYABLE

          Loans payable are comprised of the following at December 29, 2000:

         (a) Loan agreement payable in monthly installments of $2,903 of principal and interest at 7% per annum due February 2007. The loan is guaranteed by the Company's three officers/shareholders...................................

                                                                      $ 174,043

         (b) Various loans payable to officer/shareholders, all bearing interest at 10% per annum, payable in monthly installments ranging from $2,125 to $4,840 including interest. The loans are due in dates ranging from July 2001 through February
               2004..................................................

                                                                     $  257,644

         (c) In December 2000 the Company converted an outstanding payable to an outside consultant into a loan payable with monthly installments of $4,840 of principal and interest at 10% per annum due January 2004.....................................

                                                                     $  150,000
                                                              ------------------
                                                                        581,687
                  Less: current portion                                 169,216
                                                              ------------------
                  Long-term portion                                  $  412,471
                                                              ==================

         Long term debt matures as follows:

                2001                  $            169,216
                2002                               114,737
                2003                               117,500
                2004                                73,695
                2005                                67,625
                Thereafter                          38,914
                                          -----------------
                                      $            581,687
                                          =================
                                      F-11

         The  Company   estimates  that  the  fair  value  of  the  above  loans
         approximates their carrying value.

         In December 2000, the Company paid off its outstanding term loan and line of credit that it had entered into in December 1999.

9.       ISSUANCES OF STOCK

         a. In June and July 2000 the Company sold an aggregate of 334,334 shares of its common stock at $3.00 per share through a private placement. Net proceeds from the offering after the underwriting commissions and other related fees were $813,352.

         b. In July and September 2000 the Company issued an aggregate of 10,500 shares of common stock, pursuant to the exercise of warrants at $5.00 per share, for net proceeds of $50,500.

10.      NOTE RECEIVABLE RESERVE

         In July and August 1999 the Company loaned to another company in which it has an exclusive supply agreement, an aggregate of $500,000 at an interest rate of 8% per annum. The Company received 150,000 warrants to purchase the common stock of the company to which it issued these loans. The original terms of the loan were to have the loan repaid by November 15, 1999. In June 2000 the Company renegotiated the loans, whereby a security interest, as collateral for the loan and accrued interest, was granted on the inventory of the borrower. In consideration for the security agreement the Company granted an extension of maturity of the notes to January 31, 2001. In February 2001, the borrower declared bankruptcy under Chapter 11 of the Federal bankruptcy code. As of December 29, 2000 the Company has reserved for the entire note receivable and interest receivable aggregating $517,616. As of March 9, 2000 the Company is determining its recourse with regards to the collateral under the security interest agreement with the borrower.

11.      INCOME TAXES

         The benefit for income taxes consists of the following for the year ended December 31, 1999:

                               Federal                       $           55,310
                               State                                     15,000
                                                             -------------------
                                                             $           70,310
                                                             ===================

         The benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate to the loss before the benefit for income taxes as follows:

                                                         Year Ended
                                            -----------------  -----------------
                                            December 29, 2000  December 31, 1999
                                            -----------------  -----------------

         Income tax benefit  computed at
         the Federal statutory rate         $      1,304,000   $        693,000

         Deductions for which no benefit is
         recognized                               (1,304,000)          (638,000)

         State income tax benefit                          -             15,000
                                            -----------------  -----------------
                                            $              -   $         70,000
                                            =================  =================

         The Company has a net operating loss carryforward for tax purposes totaling approximately $3,100,000 at December 29, 2000 expiring between the years 2010 through 2020. The resulting tax deferred asset of approximately $1,050,000 has been offset by a corresponding valuation allowance.

12.      RETIREMENT PLAN

         The Company sponsors a 401(k) savings plan covering all non-union employees who have attained the age of 21 and have completed 3 months of service. Participants may contribute up to 15% of their annual compensation, subject to certain limitations. In addition, the Company may make contributions to the plan. During the years ended December 29, 2000 and December 31, 1999, the Company did not make any contributions to the plan.

13.      CASH GAIN SHARING PROGRAM

         The Company's full time, non-union employees and other key company employees receive additional compensation as determined by cash profits, as defined, under the Cash Gain Sharing Program. For the years ending December 29, 2000 and December 31, 1999 there was no additional compensation earned.

14.  STOCK OPTION AND GRANT PLAN

         In March 1998, the Company adopted the Stock Option and Grant Plan (the "Plan") which as amended in June 2000 provides for an aggregate grant of 800,000 options to purchase shares of the Company's common stock. Options may be granted to employees, officers, directors, consultants and independent contractors. Under the Plans, options may be issued for periods up to 10 years and become exercisable in varying amounts based on a vesting schedule. Generally, options are granted at prices equal to market value on the date of the grant with lives of five years.

         For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended December 29, 2000 and December 31, 1999: (i) annual dividends of $0.00, (ii) expected volatility of 79% and 81% for the years ended December 29, 2000 and December 31, 1999, respectively, (iii) risk-free interest rate of 5.7%, and (iv) expected option lives of three years for the years ended December 29, 2000 and December 31, 1999. The weighted average fair value of the stock options granted for the years ended December 29, 2000 and December 31, 1999 was $5.125 and $4.08, respectively.

         In August 1999 the Company granted 143,000 stock options to key employees and members of the board of directors for an exercise price ranging from $4.00 - $4.50 per share. The options vest on the second anniversary of the agreement and expire on the fifth anniversary of the agreement. In August 1999 the Company also granted 18,000 stock options to consultants and recorded a charge to operations of $52,200.

         In April 2000 the Company granted 310,500 stock options to key employees and a member of the board of directors at an exercise price of $5.125 per share. The 60,500 options for the employees vest on the second anniversary of the agreement and expire on the fifth anniversary of the agreement. The remaining 250,000 options were granted to a member of the board of directors, vest at 20% per year, over the five year life of the options.

         The following tables illustrates the Company's stock option and warrant issuances and balances outstanding at and during the years ended December 29, 2000 and December 31, 1999. The Company generally issues warrants to purchase shares of common stock in connection with debt and equity financing and to non-employee consultants.

                                                                 OPTIONS                          WARRANTS
                                                      ------------------------------    ------------------------------
                                                                         Weighted                          Weighted
                                                         Shares           Average          Shares           Average
                                                       Underlying        Exercise        Underlying        Exercise
                                                        Options            Price          Warrants           Price
                                                      -------------     ------------    -------------     ------------

         Outstanding at December 27, 1998                        -   $            -                -   $            -

                  Granted                                  161,000             4.08        1,437,500             5.00
                                                      -------------     ------------    -------------     ------------
         Outstanding at December 31, 1999                  161,000   $         4.08        1,437,500   $         5.00
                  Granted                                  310,500             5.13                -                -

                  Canceled                                 (4,000)             4.00                -                -

                  Exercised                                      -                -         (10,100)             5.00

                                                      -------------     ------------    -------------     ------------
         Outstanding at December 29, 2000                  467,500   $         4.77        1,427,400   $         5.00
                                                      =============     ============    =============     ============


         The following is additional information with respect to the Company's options and warrants as of December 29, 2000:


                                  OPTIONS OUSTANDING                                             OPTIONS
                                                                                               EXERCISABLE

         ----------------------------------------------------------------------     ----------------------------------

                                                 Weighted
                                                 Average           Weighted
                                                 Remaining          Average                              Weighted
                                Number          Contractual         Exercise           Number             Average
          Exercise Price      Outstanding           Life             Price           Exercisable       Exercise Price
         ----------------    --------------    ---------------    -------------     --------------     ---------------
             $ 4.00                132,000       3.58 years          $ 4.00               -                 $ -
             $ 4.50                 25,000       3.58 years          $ 4.50               -                 $ -
             $ 5.13                310,500       4.29 years          $ 5.13               -                 $ -
         ----------------    --------------    ---------------    -------------     --------------     ---------------
                                   467,500       4.08 years          $ 4.77               -                 $ -
                             ==============    ===============    =============     ==============     ===============



                                  WARRANTS OUSTANDING                                           WARRANTS
                                                                                               EXERCISABLE

         ----------------------------------------------------------------------     ----------------------------------

                                                  Weighted
                                                  Average           Weighted
                                                 Remaining          Average                               Weighted
                                Number          Contractual         Exercise           Number             Average
          Exercise Price      Outstanding           Life             Price           Exercisable       Exercise Price
         ----------------    --------------    ---------------    -------------     --------------     ---------------
             $ 5.00              1,427,400       3.29 years    $     $ 5.00           1,427,400            $ 5.00
                             ==============    ===============    =============     ==============     ===============

         Had compensation cost for the Company's two option plans been determined in accordance with SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                                            Year Ended
                                                                              ----------------------------------------
                                                                              December 29, 2000      December 31, 1999
                                                                              ------------------     -----------------

         Net loss:                                      As reported        $        (3,833,990)   $       (1,969,368)
                                                        Pro forma          $        (4,207,777)   $       (2,047,464)
         Net loss per share:
                    Basic and diluted                   As reported        $             (1.08)   $            (0.68)
                    Basic and diluted                   Pro forma          $             (1.19)   $            (0.70)


15.      KEY MAN LIFE INSURANCE

         The Company is the beneficiary of a $500,000 life insurance policy on the life of the President of the Company.

16.      COLLECTIVE BARGAINING AGREEMENT

         The Company's factory employees and factory supervisors are represented by a collective bargaining agreement between a local branch of a major national labor trade union and the Company. Such agreement expires in May 2001.

17.      RELATED PARTY TRANSACTIONS

         a. Sales during the years ended December 29,2000 and December 31, 1999 included $809,000 and $631,000, respectively to another company owned by three officer/stockholders of the Company. Gross Profit on such sales was approximately $235,000 and $125,000 for the years ended December 29, 2000 and December 31, 1999, respectively. Accounts receivable from the related company was $64,409 at December 29, 2000. In September 1999 the Company converted outstanding accounts receivable of $253,150 into a term loan at 8% per annum, with monthly payments of $5,133 per month inclusive of principal and interest for 5 years starting January 1, 2000. The balance of the note receivable on December 29, 2000 is $210,256.

                  As of December 29, 2000 the Company is indebted to this related company for $61,752 for general and administrative goods and services provided to the Company.

         b. The Company leases its premises from a company owned by two of the officer/stockholders of the Company at an annual rental of $153,444. Such lease expires in December 2005. The mortgage on the premises in the amount of $484,398 at December 29, 2000 is guaranteed by the Company.

         c. In March 1998, the Company entered into employment agreements with its three officer/stockholders for a period of 10 years at an aggregate annual base salary of $325,000. Such agreement provides for increases at the greater of 5% or the consumer price index and an annual bonus to be determined by the Board of Directors.

         d. In March 1998, the Company and an affiliate entered into an engineering consulting and services agreement on a fee for services basis under which the Company will have the right to manufacture certain of the affiliate's products.

18.      CONSULTING AGREEMENT

         In March 1998, the Company entered into a ten year consulting agreement in connection with the Company's plans to develop manufacturing resources in the People's Republic of China ("China"). The Consultant, who is board member of the Company, will be paid at an hourly rate as mutually determined and agreed upon by the Company and the Consultant from time to time and 1.5% of the net cost, as defined, of all Products manufactured in China up to $5,000,000 per year and 1% of net costs in excess of $5,000,000.

19.      PREFERRED STOCK

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

20.      STOCKHOLDERS' AGREEMENTS

         In March 1998, the Company entered into an agreement with each of its three officers/stockholders which provides that in the event of the death of the stockholder within 24 months after the consummation of a public offering of the Company's stock, the estate of the stockholder can require the Company to repurchase 250,000 shares of the stockholder's stock for $500,000. The repurchase of stock can only be made though the use of insurance proceeds payable to the Company upon the death of the stockholder.

21.      SEGMENT AND GEOGRAPHIC INFORMATION

          The Company views its operations as principally two segments, the manufacturing and assembly of injection molded plastic components and outsourcing of injection molded plastic components and their assemblies. The segments share a common workforce and office headquarters, which preclude an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment. The Company's segment information for the years ended December 29, 2000 and December 31, 1999 are as follows:

                                                     Manufacturing                        Corporate
                                                          and                                and
                                                       Assembly        Outsourcing          Other          Consolidated
                                                    ----------------   -------------------------------    ----------------

       Year ended December 29, 2000
           Sales to unaffiliated customers       $        5,733,691 $     2,315,891  $         52,052  $        8,101,634
           Interest Income                                   16,676          18,702            60,800              96,178
           Interest Expense                                  68,888           3,112           121,847             193,847
           Depreciation and amortization                    213,768          10,463           264,827             489,058
           Segment assets                                 2,522,382       1,706,645           239,098           4,468,125
           Long lived asset expenditures                    172,241         108,154           284,019             564,414
           Segment income (loss)                            239,000       (735,862)       (3,337,128)         (3,833,990)







                                                     Manufacturing                        Corporate
                                                          and          Outsourcing           and           Consolidated
                                                       Assembly                             Other
      Year ended December 31, 1999
           Sales to unaffiliated customers       $        4,221,568 $       682,549  $         14,978  $        4,919,095
           Interest Income                                   75,453             -             105,340             180,793
           Interest Expense                                 184,090             122            17,281             201,493
           Depreciation and amortization                    265,166           8,135           223,800             497,101
           Segment assets                                 1,938,138       1,760,400         3,717,629           7,416,167
           Long lived asset expenditures                     94,594         253,039             -                 347,633
           Segment loss                                   (425,826)     (1,135,519)          (407,723)         (1,969,368)



22.      SUBSEQUENT EVENT

         On April 11, 2001, the Company closed on a revolving line of credit agreement with a bank which provides for a maximum borrowing of up to $1,500,000, subject to certain conditions, at an interest rate of prime plus 1.75%. The loan is secured by substantially all of the assets of the Company and is unconditionally guaranteed by three officers/shareholders, each limited to $250,000. The agreement provides that, among the other requirements, the Company maintain a tangible net worth of at least $1,750,000 from the date of the agreement to and including December 30, 2001 and $2,000,000 through April 2003, when the outstanding balance is due.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(A) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-B)

EXHIBIT

NO.      Description of Exhibit

10.1 Amendment Number 1 to the ChinaB2Bsourcing.com, Inc. (formerly International Plastic Technologies, Inc.), 1998 Stock Option and Grant Plan (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.) amending name of Plan and increasing the number of option shares which the Plan is authorized to grant from 300,000 shares to 800,000 shares.

10.2 Agreement by and between EHC and the U.S. Government - Defense Supply Center Philadelphia Extending the term of the Contract from June 21, 2000 to June 20, 2001.

(B) REPORTS ON FORM 8-K

None

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    CHINAB2BSOURCING.COM, INC.


April 11, 2001                                      /S/ ANDREW FRANZONE
Date                                                ----------------------------
                                                    Andrew Franzone
                                                    Chief Executive Officer
                                                    and President

In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                             DATE

/S/ ANDREW FRANZONE        Chief Executive Officer                April 11, 2001
-------------------        and President, Director


/S/ DAVID KASSEL           Chairman of the Board                  April 11, 2001
----------------           of Directors

/S/ HARRY GOODMAN          Vice President   and Secretary,        April 11, 2001
-----------------          Director

/S/ STEVEN SGAMMATO        Chief Financial Officer                April 11, 2001
-------------------

/S/ BAO-WEN CHEN           Director                               April 11, 2001
----------------

/S/ CARL SELDIN KOERNER    Director                               April 11, 2001
-----------------------

/S/ MITCHELL SOLOMON       Director                               April 11, 2001
--------------------