Form 10KSB/A
period 2000-12-29
CHINAB2BSOURCING COM INC
filed 2001-04-27
CIK 1057695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                   (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year Ended December 29, 2000

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

                  YES        X                                      NO
                       -------------                                   ---------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB/A.

YES                                                  NO        X
     -------------                                       --------------

The issuer's net sales for the most recent fiscal year were $8,101,634.
The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 15, 2001 was approximately $ 15,835,000. As of March 15, 2001, the Registrant had 3,725,934 shares of its Common Stock, $0.001 par value, issued and outstanding.

         The Registrant amends its 10-KSB on this date due to the fact that the definitive Proxy Statement of the Registrant is not being filed at the present time and therefore the Registrant is unable to incorporate certain information by reference.


                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with section 16(a) of the Exchange Act

Information Regarding the Directors

The names, ages, and a description of the business experience, principal occupation and past employment during the last five years of each of the Directors are set forth below.

Name                               Age               Position

Andrew Franzone                    63     Chief Executive Officer and President,
                                          Director
David L. Kassel (1)(2)             65     Chairman of the Board of Directors
Harry Goodman                      74     Vice President and Secretary, Director
Bao-Wen Chen                       33     Director
Carl Seldin Koerner (1)(2)         51     Director
Mitchell Solomon (1)(2)            41     Director

(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.



Andrew Franzone has served as President of Electronic Hardware Corp., a wholly owned subsidiary of the Company ("EHC") since 1987. Mr. Franzone has also served as President of Allen Field Company, Inc.("AFC") since 1984. Mr. Franzone served as Chairman of the Board of Directors and President of Ackerman Bodnar Corp., a manufacturer of interior aircraft lighting, from 1974 through 1983.

David L. Kassel founded EHC in 1970. Mr. Kassel has served as Chairman of EHC since 1975 and President of Compact Disc Packaging Corp., a wholly owned subsidiary of the Company ("CDP") since 1995. From 1983 until 1995, he was Chairman of the Board of Directors of American Safety Closure Corp., a company engaged in the manufacturing of bottle caps. Mr. Kassel has been the Chairman and principal stockholder of AFC since 1984. Mr. Kassel has been the Chairman of Memory Protection Devices, Inc., a company engaged in the manufacturing of devices for the protection of computer memory, since 1987. Mr. Kassel has been a partner in K&G Realty Associates, a privately held real estate company, since 1978.

Harry Goodman served as Vice President of EHC since 1986. Mr. Goodman served as President of EHC from 1976 to 1986 and began working as an officer of EHC in 1970. Mr. Goodman has been a partner at K&G Realty Associates since 1978. Mr. Goodman has served as an officer of AFC since 1984. Mr. Goodman has served as an officer of Memory Protection Devices, Inc. since 1987.

Bao-Wen Chen joined the Company in 1998 as a director. Ms. Chen currently serves as the president of B.C. China Business Consulting, Inc., a partner of China Trade Limited and Secretary General of the U.S.-China Economics and Trade Promotion Council. In 1995, Ms. Chen formed B.C. China Business Consulting, Inc., a provider of advisory and consulting services to clients engaging in transactions between U.S. and Chinese companies, and currently serves as its president. In January 1998, Ms. Chen became a partner of China Trade Limited, a company comprised of U.S. businessmen, international attorneys and U.S. resident Chinese nationals formed to assist clients in representation and trade, sales and distribution and strategic service in transactions between U.S. and Chinese companies. Since 1992, Ms. Chen has served as Secretary General of the U.S.China Economics and Trade Promotion Council, a non-profit government trade organization providing a forum to promote economic exchange and trade between Chinese and U.S. companies.

Carl Seldin Koerner joined the Company in 1998 as a director. Mr. Koerner has been a practicing attorney since 1976 and is a managing partner in the law firm of Koerner Silberberg & Weiner, LLP. Mr. Koerner established Koerner Silberberg & Weiner, LLP, in 1986 and has served as counsel to the Company since 1976. Mr. Koerner has served as a principal of Koerner Kronenfeld Partners, LLC, a production company, since 1996 and has served on the board of directors of ASI Solutions Incorporated (NASDAQ: ASIS), a human resources outsourcing firm, since 1997.

Mitchell Solomon joined the Company in 1998 as a director. Mr. Solomon has served as President and director of Eby Electro Inc., a privately held corporation, since 1993 and serves as President and director of Aspro Technology Inc. and ECAM Technology Inc., both privately held corporations.



Item 10. Executive Compensation

Summary Compensation Table. The following table sets forth cash compensation paid or accrued during the indicated periods by the Company's Chief Executive Officer and the Company's other executive officers whose total salary and bonus exceeded $100,000 during Fiscal 2000 (collectively, the "Named Executive Officers"). No other officers received compensation in excess of $ 100,000 in 1999.



Summary Compensation Table

                                                                                Long Term
                                                 Annual Compensation          Compensation
                                                                                  Awards
                                     --------------------------------------    ----------
                                     Fiscal       Salary         Bonus           Options          All Other
                                      Year          $              $                #           Compensation
                                    -------------------------------------------------------------------------
David Kassel                          2000      50,322(2)          --               --              7,800
     Chairman of the Board            1999     101,152             --               --              7,800
                                      1998     209,399(1)          --               --             10,400

Andrew Franzone                       2000     138,909             --               --              7,800
 Chief Executive Officer and          1999     155,507             --               --              7,800
     President                        1998      99,176             --               --              7,800


Harry Goodman                         2000      50,190(2)          --               --              7,800
     Executive Vice President         1999     100,000             --               --              7,800
     and Secretary                    1998      44,985             --               --              6,700


(1) Includes $ 150,000 in consideration for consulting services provided by Mr. Kassel to the Company.


(2) These Officers agreed to accept the amounts indicated as payment in full for the fiscal year 2000 and agreed to waive any contrary provisions in their respective employment agreements.

Option Grants. The following table sets forth the option grants made during Fiscal 2000 to the Named Executive Officers.

Option Grants in Fiscal 2000

                                         Individual Grants

                   -------------------------------------------------------------
                     Number of       Percent of
                     Securities     Total Options
                     Underlying      Granted to       Exercise or
                      Options       Employees in      Base Price      Expiration
                    Granted (1)      Fiscal Year       ($/Share)         Date
                   --------------- ---------------- ---------------- -----------

David Kassel             --              --               --              --
Andrew Franzone          --              --               --              --
Harry Goodman            --              --               --              --
Steven Sgammato        10,000            3.2             5.125        04/17/2005
Frank Pellegrino        7,500            2.4             5.125        04/17/2005
Carl S. Koerner          --              --               --              --
Bao-Wen Chen          250,000           80.5             5.125        04/17/2005
Mitchell Solomon      --                  --           --                 --


(1) These options are fully exercisable after two years from the date of the grant.

Year-End Option Holdings. The following table sets forth the value of options held at the end of Fiscal 2000 by the Named Executive Officers. None of the Named Executive Officers exercised any options during Fiscal 2000.


Fiscal 2000 Year-End Option Values

                        Number of Securities
                       Underlying Unexercised           Value of Unexercised
                         Options at Fiscal              In-the-Money Options
                            Year-End (#)                At Fiscal Year-End ($)
                     Exercisable/Unexercisable     Exercisable/Unexercisable (1)

David Kassel                 --                              --
Andrew Franzone              --                              --
Harry Goodman                --                              --
Mitchell Solomon             --                              --
Bao-Wen Chen              0/266,667                      $0/$666,668
Carl S. Koerner            0/10,000                      $0/$ 25,000
Frank Pellegrino           0/20,834                      $0/$ 52,085
Steven Sgammato            0/23,334                      $0/$ 58,335



(1) Based on $2.50 per share, the price of the last reported trade of the Common Stock on the Nasdaq SmallCap Market on December 29, 2000.

Employment Agreements

The Company entered into executive employment agreements as of March 15, 1998 with Andrew Franzone, David Kassel and Harry Goodman each an "Executive". The term of each of the employment agreements ends March 2, 2008 (the "Term"). The annual base salaries of Messrs. Franzone, Kassel and Goodman under their employment ___ agreements are $ 125,000, ___ $ 100,000 and $ 100,000, respectively, with annual salary adjustments equal to the greater of 5 % or the increase in the Consumer Price Index. Each Executive is entitled to fringe benefits and an annual bonus to be determined by the Compensation Committee of the Board of Directors. Each Executive can be terminated for cause (as defined in the employment agreements) with all future compensation ceasing. If the Executive dies during the Term or is unable to competently and continuously perform the duties assigned to him because of ill health or other disability (as defined in the employment agreements), the Executive or the Executive's estate or beneficiaries shall be entitled to full compensation for three years following the date thereof. If the executive is terminated without cause, the executive shall be entitled to full compensation for the remainder of the Term. If the Executive resigns, his compensation ceases as of the date of his resignation. During the period of employment and for two years thereafter the Executives are prohibited from competing with the Company; provided, however, that the Executives may provide services to other noncompeting business. In order for a restrictive covenant to be enforceable under applicable state law, the covenant must be limited in terms of scope and duration. While the Company believes that the covenants in the employment contracts are enforceable, there can be no assurance that a court will declare them enforceable under particular circumstances.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 24, 2001 (except as otherwise indicated) certain information regarding the beneficial ownership of Common Stock by (i) each person or "group" (as that term is defined in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each executive officer of the Company, (iii) each director and Nominee and (iv) all directors and executive officers as a group (10 persons). Except as otherwise indicated, the Company believes, based on information furnished by such persons, that each person listed below has sole voting and investment ___ power over the shares of Common Stock shown as beneficially owned, subject, to community property laws, where applicable.

                                 Number of Shares               Percentage of
  Name of Beneficial Owner      Beneficially Owned (1)        Common Stock Owned
                                ----------------------        ------------------
  David Kassel                         840,000                       22.5
  Andrew Franzone                      450,000 (1)                   12.1
  Harry Goodman                        420,000 (1)                   11.3
  Steven Sgammato                       10,000 (2)                     .5
  Bao-Wen Chen                          75,000 (3)                    2.1
  All directors and
  executives as a group              1,746,665                       48.3



(1) Includes 100,000 shares owned by wife, of which beneficial ownership is disclaimed.

(2) Includes 10,000 shares owned by wife, of which beneficial ownership is disclaimed.

(3)      Includes stock options to the extent such options are currently vested.











Item 12. Certain Relationships and Related Transactions

Interest of Counsel

Koerner Silberberg & Weiner, LLP has been general counsel to the Company since 1986. The Company believes that the fees paid to Koerner Silberberg & Weiner, LLP are comparable to those fees that would have been paid to an unrelated third party law firm.


Leases

EHC lease its facility in Farmingdale, New York from K & G Realty Associates ("K & G"), a partnership owned by David L. Kassel and Harry Goodman, both officers and directors of the Company. The lease agreement has been extended until December 31, 2005. The annual rent is currently $ 153,000, with increases equal to the greater of the increase in the Consumer Price Index or 5 %. Pursuant to a rider of the lease agreement dated as of March 1, 1998, EHC shall pay as an additional rent, any and all real property taxes for the demised premises in excess of $ 26,000 per annum. In 2000, the taxes were approximately $34,000. The mortgage agreement between Long Island Commercial Bank and K & G dated November 28, 1995, is a 15 year self liquidating adjustable mortgage currently bearing
9.5 % interest in the original principal amount of $ 610,000. The mortgage is guaranteed by EHC. By agreement dated November 28, 1995, K & G has assigned all rents due from EHC to the Long Island Commercial Bank. The Company believes that the terms and consideration of this lease are no less favorable to the Company than a lease from a third party.

Officer Loans

Messrs. Kassel and Goodman have advanced or arranged for the advance of funds to the Company for working capital. The loans advanced of arranged for by Mr.
Kassel are represented by the following two notes (i) a demand negotiable promissory note, dated August 1, 1996, from EHC in favor of Kassel MGT Defined Benefit Plan for the principal amount of $219,483, bearing interest at a rate of 10 % per annum, payable in 60 monthly installments of approximately $4,663 per month, and (ii) a demand negotiable promissory note, dated October 16, 2000, from ChinaB2Bsourcing.com, Inc., in favor of Kassel MGT Defined Benefit Plan for the principal amount of $100,000, bearing interest at 10% per annum, payable in 60 monthly installments of approximately $2,125. Both notes are being paid in accordance with their terms.

The loans advanced by Mr. Goodman are represented by the following two notes (i) a demand negotiable promissory note, dated August 1, 1996 from EHC in favor of Mr. Goodman, for the principal amount of $175,000 bearing interest at a rate of 10% per annum and payable in 60 monthly installments of approximately $3,719 and
(ii) a demand negotiable promissory note, dated October 16, 2000, from ChinaB2Bsourcing.com, Inc., in favor of Mr. Goodman for the principal amount of $100,000, bearing interest at 10% per annum, payable in 60 monthly installments of approximately $2,125. Both notes are being paid in accordance with their terms.



Affiliated Transactions

EHC and AFC have entered into an engineering consulting and services agreement on a fee for service basis. Under such agreement, (a) EHC will have the exclusive right to manufacture or contract for the manufacturing of certain AFC products on a time and materials basis and (b) EHC will not develop products in the following lines other than for AFC: (i) point of sale display items; and
(ii) cabinet and furniture plastic hardware. The Company believes the terms and consideration of this agreement are no less favorable to the Company than agreements with similar unrelated third party companies. The President of AFC, Andrew Franzone Jr., is the son of the President and Chief Executive Officer of the Company. AFC is owned by three officer/stockholders of the Company.

The Company recorded sales during the years ended December 29, 2000 and December 31, 1999 of $809,000 and $631,000, respectively to Allen Field Company, Inc. ("AFC"). Gross Profit on such sales was approximately $235,000 and $125,000 for the years ended December 29, 2000 and December 31, 1999, respectively. Accounts receivable from AFC were $64,409 at December 29, 2000. On or about September 1, 1999 the Company converted the outstanding accounts receivable ($253,150) from AFC into a term loan with payments of $5,132.97 per month including principal and interest for 5 years starting January 1, 2000. The balance of the note receivable on December 29, 2000 was $210,256.


Ms. Bao-Wen Chen, a director of the Company, also provides consulting services to the Company on behalf of her company, B.C. China Business Consulting, Inc. ("BCI"), in connection with the Company's manufacturing in China. The agreement between the Company and BCI provides that BCI will provide such consulting services until March 1, 2008 at an hourly rate as mutually determined and agreed upon by the Company and the Consultant from time to time and an amount equivalent to 1.5% of the net cost of products manufactured in China up to $5,000,000 per year and 1% of net costs exceeding $5,000,000. In consideration for her services to the Company, Ms. Chen received on April 23, 1999 ("the Effective Date") an aggregate amount of (i) 25,000 shares of unregistered Common Stock granted pursuant to the Grant Plan which Ms Chen subsequently returned to the Company and (ii) 25,000 options granted pursuant to the Grant Plan, exercisable at $4.50 per share, and fully vesting on the second anniversary of the Effective Date and terminating on the tenth anniversary of the Effective Date. During the fiscal year ended December 29, 2000, Ms. Chen received 250,000 options granted pursuant to the Grant Plan, exercisable at $5.125 per share, and vesting at increments of 20% annually beginning on the first anniversary date following the grant, and terminating on the tenth anniversary of the effective date. The Company believes that consulting fees paid to Ms. Chen and grants of Common Stock and options are no less favorable to the Company than consideration it would pay to other third party consultants, as the Consultant's consideration was determined through arms' length transaction between the Consultant and the Company at a time when the Consultant was not affiliated in any way with the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAB2BSOURCING.COM, INC

April 27, 2000                                        /s/ Andrew Franzone
-----------------                                        -----------------------
Date                                                     Andrew Franzone
                                                         Chief Executive Officer

April 27, 2000                                        /s/ Steven Sgammato
-----------------                                        -----------------------
Date                                                     Steven Sgammato
                                                         Chief Financial Officer