Form 10QSB
period 2001-03-30
CHINAB2BSOURCING COM INC
filed 2001-05-21
CIK 1057695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                    For the Three Months Ended March 30, 2001

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        COMMISSION FILE NUMBER: 001-14753

                           CHINAB2BSOURCING.COM, INC.
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

                           YES      X                                  NO _____

As of May 9, 2001, the Registrant had 3,725,934 shares of its Common Stock, $0.001 par value, issued and outstanding.

                  CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES.

                                   FORM 10-QSB

                                 MARCH 30, 2001

                                      INDEX

                                                                            Page
                                                                          Number

         PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                   Consolidated Balance Sheet                                  1
                   Consolidated Statements of Operations                       2
                   Consolidated Statements of Cash Flows                       3
                   Notes to Financial Statements                               4

         Item 2 - Management's Discussion and Analysis or
                   Plan of Operation                                         5-6

         PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings                                           7
          Item 2 - Changes in Securities and Use of Proceeds                   7
          Item 3 - Defaults upon Senior Securities                             7
          Item 4 - Submission of Matters to a Vote of Security Holders         7
          Item 5 - Other Information                                           7
          Item 6 - Exhibits and reports on Form 8-K                            7


         SIGNATURE                                                             8

                   CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES
                  (FORMERLY INTERNATIONAL SMART SOURCING, INC.)

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 30, 2001
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
    Cash                                                        $       174,902
    Accounts receivable - net of allowance for
       doubtful accounts of $14,800                                   1,175,638
    Notes receivable-related party                                       75,586
    Inventories                                                       1,335,774
    Prepaid expenses and other current assets                           253,244
                                                                  --------------
       TOTAL CURRENT ASSETS                                           3,015,144

Property and Equipment - net                                            781,688

Note receivable-related party                                           151,599

Other assets                                                            270,034
                                                                  --------------
                                                                $     4,218,465
                                                                  ==============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                       $     1,452,592
    Due to related party                                                 79,168
    Deferred revenue                                                    104,229
    Current portion of long tem debt (including
      $202,150 to officer/shareholders)                                 272,201
    Current portion of obligations under capital leases                  79,945
                                                                  --------------
       TOTAL CURRENT LIABILITIES                                      1,988,135

    Long tem debt (including $150,326 to officer/shareholders)          387,763
    Obligations under capital leases                                     91,463
                                                                  --------------
       TOTAL LIABILITIES                                              2,467,361
                                                                  --------------


STOCKHOLDERS' EQUITY:
    Common Stock, $0.001 par value, 10,000,000 shares authorized,
       issued and outstanding 3,725,934                                   3,726
    Additional paid-in capital                                        7,715,713
    Accumulated deficit                                              (5,968,335)
                                                                  --------------
       TOTAL STOCKHOLDERS' EQUITY                                     1,751,104
                                                                  --------------
                                                                $     4,218,465
                                                                  ==============



                See notes to consolidated financial statements.

                   CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES
                  (FORMERLY INTERNATIONAL SMART SOURCING, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                            -----------------------------------
                                                                               March 30,          March 31,
                                                                                 2001                2000
                                                                            ----------------    ---------------
NET SALES                                                                $        2,145,966  $       1,710,159
COST OF GOODS SOLD                                                                1,448,495          1,072,906
                                                                            ----------------    ---------------
      GROSS PROFIT                                                                  697,471            637,253
                                                                            ----------------    ---------------

OPERATING EXPENSES
      Selling and shipping                                                          283,856            327,713
      General and administrative                                                    702,521            654,530
                                                                            ----------------    ---------------

         TOTAL OPERATING EXPENSES                                                   986,377            982,243
                                                                            ----------------    ---------------

LOSS FROM OPERATIONS                                                               (288,906)          (344,990)
      Interest income                                                                 4,314             34,699
      Interest expense                                                              (18,741)           (39,360)
                                                                            ----------------    ---------------
NET LOSS                                                                           (303,333)          (349,651)
                                                                            ================    ===============
NET LOSS PER SHARE - BASIC AND DILUTED                                   $            (0.08) $           (0.10)
                                                                            ================    ===============
WEIGHTED AVERAGE COMMON SHARES                                                    3,725,934          3,382,500
                                                                            ================    ===============

                 See notes to consolidated financial statements.

                   CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES
                  (FORMERLY INTERNATIONAL SMART SOURCING, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Three Months Ended
                                                                                   -------------------------
                                                                                   March 30,     March 31,
                                                                                      2001         2000
                                                                                   -----------  ------------
Cash flows from operating activities:
    Net loss                                                                       $ (303,333)  $  (349,651)
                                                                                   -----------  ------------

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
       Depreciation                                                                    63,848        50,425
       Amortization                                                                       942        73,831

Changes in assets and liabilities:
    Decrease (Increase) in accounts receivable                                        152,565      (191,720)
    Increase in accounts receivable for related parties                               (16,929)      (11,284)
    Decrease (Increase) in inventories                                                 23,200      (122,145)
    Decrease in prepaid expenses and other current assets                              36,835        52,836
    Decrease in other assets                                                           17,146        11,966
    Decrease in accounts payable and accrued expenses                                 (38,521)      (47,433)
    Increase in due to related party                                                   17,416             -
    Decrease in deferred revenue                                                       (3,714)            -
                                                                                   -----------  ------------
          Total adjustments                                                           252,788      (183,524)
                                                                                   -----------  ------------
Cash used in operating activities                                                     (50,545)     (533,175)
                                                                                   -----------  ------------
Cash flows from investing activities:
    Expenditures for property and equipment                                           (18,497)     (184,113)
                                                                                   -----------  ------------

Cash used in investing activities                                                     (18,497)     (184,113)
                                                                                   -----------  ------------
Cash flows from financing activities:
    Capital lease repayments                                                          (22,546)            -
    Proceeds from borrowings                                                          109,000       100,620
    Principal payments and repayment of loans                                         (30,723)      (56,666)
                                                                                   -----------  ------------
Cash  provided by financing activities                                                 55,731        43,954
                                                                                   -----------  ------------
Net Decrease in cash                                                                  (13,311)     (673,334)

Cash - beginning of year                                                              188,213     1,992,265
                                                                                   -----------  ------------
Cash - end of year                                                               $    174,902 $   1,318,931
                                                                                   ===========  ============

                 See notes to consolidated financial statements.

                   CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 30, 2001

                                   (UNAUDITED)




1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on form 10-KSB for the year ended December 29, 2000.

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 30, 2001 and the results of operations and cash flows for the three month periods ended March 30, 2001 and March 31, 2000 have been included.

     The results of operations for the three-month period ended March 30, 2001, are not necessarily indicative of the results to be expected for the full year ended December 28, 2001.

2.   NOTES PAYABLE - RELATED PARTIES


     During the quarter ended March 30, 2001, the Company obtained two loans aggregating $109,000 from two of its principal stockholders. Such loans are unsecured and are due on demand with interest at 10% per annum.


3.   BANK DEBT


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

RESULTS OF OPERATIONS

For the three months ended March 30, 2001 compared to the three months ended March 31, 2000.

NET SALES

Net sales increased $435,807, or 25 %, to $2,145,966 for the three months ended March 30, 2001 from $1,710,159 for the three months ended March 31, 2000. The increase in sales was attributed to the commencement of the contract with the Defense Supply Center in Philadelphia (DSCP) and an increase in volume by IPT.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the three months ended March 30, 2001 of 33 %, which represents a decrease from the 37 % experienced during the three months ended March 31, 2000. This decrease can be attributed to a change in the product mix for the quarter. The Company relied more heavily on molded products, which do not have secondary operations. These types of products are different from the standard Product line, which require secondary operations such as assembly, machining, painting, printing and finishing and consequently earn a higher profit.

OPERATING EXPENSES

Operating expenses increased $4,134, or 1%, to $986,377 for the three months ended March 30, 2001 from $982,243 for the three months ended March 31, 2000. The minimal increase is reflective of Managements belief that costs will continue to decrease as EHC's production is shifted off shore and the full effect of cost reduction programs instituted in the later part of the quarter ended March 30, 2001 are fully realized.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company's primary source of liquidity has been cash flow generated internally from operations, supplemented by bank borrowings and long term equipment financing. The Company's cash decreased to $174,902 on March 30, 2001 from $188,213 on December 29, 2000.

Cash flows used in operating activities was $50,545 for the quarter ended March 30, 2001 on a net loss of $303,333. The decrease in accounts receivable is the result of controlled collection efforts. The decrease in inventory is the result of the Company's continued control and monitoring of government components at a sufficient level to properly respond to government orders on a timely basis without an increased buildup in inventory. Cash used in investing activities for the quarter ended March 30, 2001 was $18,497 which consisted of cash for the purchase of machinery and equipment.

Net cash provided by financing activities for the quarter ended March 30, 2001 was $55,731.

Cash of $109,000 was provided from borrowings from related parties. Cash of $30,723 was used to make principal payments on loans and $22,546 to make capital lease repayments.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has been brought as a defendant in two employment discrimination actions before the Division of Human Rights of the State of New York. The Company is vigorously defending both actions,


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


Exhibits:
          None

Reports on 8-K:

          No reports on Form 8-K were filed during the quarter ended March 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAB2BSOURCING.COM, INC.

MAY 15, 2001                                    /S/Andrew Franzone
                                                --------------------------------
------------                                       Andrew Franzone
Date                                               Chief Executive Officer


MAY 15, 2001                                    /S/Steven Sgammato
                                                --------------------------------
------------                                       Steven Sgammato
Date                                               Chief Financial Officer