Form 10QSB
period 2001-06-29
CHINAB2BSOURCING COM INC
filed 2001-08-13
CIK 1057695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 29, 2001

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

                           YES      X                                  NO _____

As of July 26, 2001, the Registrant had 3,735,934 shares of its Common Stock, $0.001 par value, issued and outstanding.

                  CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES.

                                   FORM 10-QSB

                                  JUNE 29, 2001

                                      INDEX

                                                                          Page
                                                                          Number

         PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                   Consolidated Balance Sheet                                  1
                   Consolidated Statements of Operations                       2
                   Consolidated Statements of Cash Flows                       3
                   Notes to Consolidated Financial Statements                4-5

         Item 2 - Management's Discussion and Analysis or
                   Plan of Operation                                         5-7

         PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                            8
           Item 2 - Changes in Securities and Use of Proceeds                  8
           Item 3 - Defaults upon Senior Securities                            8
           Item 4 - Submission of Matters to a Vote of Security Holders        8
           Item 5 - Other Information                                          8
         Item 6 - Exhibits and reports on Form 8-K                             8



Item 6 - Exhibits and reports on Form 8-K                                      8


         SIGNATURE                                                             9

                   CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES
                  (FORMERLY INTERNATIONAL SMART SOURCING, INC.)

                           CONSOLIDATED BALANCE SHEET

                                  June 29, 2001
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                                                                $        296,640
     Accounts receivable - net of allowance for
        doubtful accounts of $14,800                                                                            1,291,678
     Notes receivable-related party                                                                                78,646
     Inventories                                                                                                1,282,782
     Prepaid expenses and other current assets                                                                    403,820
                                                                                                           ---------------
        TOTAL CURRENT ASSETS                                                                                    3,353,566

Property and equipment - net                                                                                      798,594

Note receivable-related party                                                                                     139,469

Other assets                                                                                                      436,259
                                                                                                           ---------------
                                                                                                         $      4,727,888
                                                                                                           ===============



  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                               $      1,459,444
     Due to related party                                                                                          79,017
     Deferred revenue                                                                                             402,971
     Loan payable - bank                                                                                          578,350
     Current portion of long tem debt (including $69,831 to officer/shareholders)                                  94,052
     Current portion of obligations under capital leases                                                           71,997
                                                                                                           ---------------
        TOTAL CURRENT LIABILITIES                                                                               2,685,831

     Long tem debt (including $141,572 to officer/shareholders)                                                   279,903
     Obligations under capital leases                                                                              76,048
                                                                                                           ---------------
        TOTAL LIABILITIES                                                                                       3,041,782
                                                                                                           ---------------
STOCKHOLDERS' EQUITY:
     Common Stock, $0.001 par value, 10,000,000 shares authorized,
        issued and outstanding 3,735,934                                                                            3,736
     Additional paid-in capital                                                                                 7,871,953
     Accumulated deficit                                                                                       (6,189,583)
                                                                                                           ---------------
        TOTAL STOCKHOLDERS' EQUITY                                                                              1,686,106
                                                                                                           ---------------


                                                                                                         $      4,727,888
                                                                                                           ===============



                See notes to consolidated financial statements.

                   CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES
                  (FORMERLY INTERNATIONAL SMART SOURCING, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              ----------------------------      ----------------------------
                                                                June 29,       June 30,          June 29,        June 30,
                                                                  2001           2000              2001            2000
                                                              -------------  -------------      ------------   -------------
NET SALES                                                  $     2,507,545 $    1,782,265    $    4,653,511 $     3,492,424
COST OF GOODS SOLD                                               1,748,831      1,363,735         3,197,326       2,436,641
                                                              -------------  -------------      ------------   -------------
     GROSS PROFIT                                                  758,714        418,530         1,456,185       1,055,783
                                                              -------------  -------------      ------------   -------------
OPERATING EXPENSES
     Selling and shipping                                          321,346        297,201           605,202         624,914
     General and administrative                                    620,053        750,060         1,312,143       1,404,590
                                                              -------------  -------------      ------------   -------------
        TOTAL OPERATING EXPENSES                                   941,399      1,047,261         1,917,345       2,029,504
                                                              -------------  -------------      ------------   -------------
LOSS FROM OPERATIONS                                              (182,685)      (628,731)         (461,160)       (973,721)

     Interest income                                                 4,140         32,515             8,454          67,214
     Interest expense                                              (42,703)       (53,927)          (71,875)        (93,287)
                                                              -------------  -------------      ------------   -------------
NET LOSS                                                          (221,248)      (650,143)         (524,581)       (999,794)
                                                              =============  =============      ============   =============
NET LOSS PER SHARE - BASIC AND DILUTED                     $         (0.06)$        (0.19)   $        (0.14)$         (0.29)
                                                              =============  =============      ============   =============
WEIGHTED AVERAGE COMMON SHARES                                   3,732,563      3,397,150         3,729,230       3,390,000
                                                              =============  =============      ============   =============





                 See notes to consolidated financial statements.

                   CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES
                  (FORMERLY INTERNATIONAL SMART SOURCING, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                              For the Six Months Ended
                                                                                            -----------------------------
                                                                                             June 29,        June 30,
                                                                                               2001            2000
                                                                                            ------------   --------------

Cash flows from operating activities:
     Net loss                                                                            $     (524,581)$       (999,794)
                                                                                            ------------   --------------
Adjustments to reconcile net loss to net cash used in operating activities:
        Non-cash expenses related to issuance of stock and stock warrants                       156,250                -
        Depreciation                                                                            128,200           90,156
        Amortization                                                                              2,544          148,202

Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                                                  36,525         (236,903)
     (Increase) decrease in accounts receivable for related parties                              (7,859)          21,020
     (Increase) decrease in inventories                                                          76,192         (451,544)
     (Increase) decrease in prepaid expenses and other current assets                          (167,067)          69,091
     (Increase) decrease in other assets                                                       (135,717)         146,603
     Increase (decrease) in accounts payable and accrued expenses                              (159,283)         427,641
     Increase in due to related party                                                            17,265                -
     Increase (decrease) in deferred revenue                                                    295,028                -
                                                                                            ------------   --------------
           Total adjustments                                                                    242,078          214,266
                                                                                            ------------   --------------
Net cash used in operating activities                                                          (282,503)        (785,528)
                                                                                            ------------   --------------
Cash flows from investing activities:
     Expenditures for property and equipment                                                    (49,416)         (98,269)
                                                                                            ------------   --------------

Net cash used in investing activities                                                           (49,416)         (98,269)
                                                                                            ------------   --------------

Cash flows from financing activities:
     Capital lease repayments                                                                   (57,735)               -
     Deferred offering costs                                                                          -          (33,641)
     Increase in notes receivable                                                                     -          (21,054)
     Sale of stock                                                                                    -          415,000
     Proceeds from borrowings                                                                   687,350          132,058
     Principal payments and repayment of loans                                                 (189,269)        (140,212)
                                                                                            ------------   --------------
Net cash provided by financing activities                                                       440,346          352,151
                                                                                            ------------   --------------

Increase (decrease)  in cash                                                                    108,427         (531,646)

Cash - beginning of period                                                                      188,213        1,992,265
                                                                                            ------------   --------------
Cash - end of period                                                                     $      296,640 $      1,460,619
                                                                                            ============   ==============





                 See notes to consolidated financial statements.

                   CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 29, 2001

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

          In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 29, 2001 and the results of operations and cash flows for the three and six month periods ended June 29, 2001 and June 30, 2000 have been included.

          The results of operations for the three and six month periods ended June 29, 2001, are not necessarily indicative of the results to be expected for the full year ended December 28, 2001.


2.        RECENT ACCOUNTING PRONOUNCEMENTS

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS no. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002. As of June 29, 2001, the Company had no unamortized goodwill.


3.        NOTES PAYABLE - RELATED PARTIES

          During March 2001, the Company obtained two loans aggreagating $109,000 from two of its principal stockholders, which were repaid in April 2001. At June 29, 2001, the balance on loans due to two of the Company's principal shareholders amounted to $211,403. Such loans are unsecured and are due on demand with interest at 10% per annum.

4.        BANK DEBT


          In April 2001, the Company closed on a revolving line of credit agreement with a bank that provides for a maximum borrowing of up to $1,500,000, subject to certain conditions, at an interest rate of prime plus 1.75%. The loan is secured by substantially all the assets of the company and is unconditionally guaranteed by three officers/shareholders, each limited to $250,000. The agreement provides that, among the other requirements, the Company maintain a tangible net worth of at least $1,750,000 from the date of the agreement to and including December 30, 2001 and $2,000,000 through April 2003, when the outstanding balance is due. At June 29, 2001, the Company was below the minimal tangible net worth and is in discussions with the bank to amend the minimal tangible net worth requirement. The balance outstanding on the line of credit at June 29, 2001 amounted to $578,350.

5.        SEGMENT INFORMATION

The Company views its operations as principally two segements, the manufacturing and assembly of injection molded plastic components and outsourcing. The organization shares a common administrative workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate and Other. Key financial information by operating segment are as follows:


                                                           Manufacturing                     Corporate
                                                                and                             and         Consolidated
                                                             Assembly       Outsourcing        Other            Total
                                                          ---------------- ---------------  -------------  ----------------
Three months ended June 29, 2001
        Sales to unaffiliated customers                       $ 1,827,555       $ 679,990     $        -       $ 2,507,545
        Interest income                                               186           3,904             50             4,140
        Interest expense                                           29,552           1,959         11,192            42,703
        Depreciation and amortization                              41,658           6,586         17,710            65,954
        Segment assets                                          2,451,163       1,842,091        434,634         4,727,888
        Long lived asset expenditures                              30,919               -              -            30,919
        Segment income (loss)                                     241,121        (258,572)      (203,797)         (221,248)

Three months ended June 30, 2000
        Sales to unaffiliated customers                         1,300,568         470,627         11,070         1,782,265
        Interest income                                                 -           4,784         27,731            32,515
        Interest expense                                           17,274             300         36,353            53,927
        Depreciation and amortization                              51,936           1,434         60,732           114,102
        Segment assets                                          2,467,634         616,135      4,217,793         7,301,562
        Long lived asset expenditures                               4,300         (90,144)             -           (85,844)
        Segment income (loss)                                      74,236        (417,936)      (306,443)         (650,143)


                                                           Manufacturing                     Corporate
                                                                and                             and         Consolidated
                                                             Assembly       Outsourcing        Other            Total
                                                          ---------------- ---------------  -------------  ----------------
Six months ended June 29, 2001
        Sales to unaffiliated customers                       $ 3,487,122      $1,166,389            $ -       $ 4,653,511
        Interest income                                               186           8,034            234             8,454
        Interest expense                                           45,478           3,698         22,699            71,875
        Depreciation and amortization                              83,591          11,732         35,421           130,744
        Segment assets                                          2,451,163       1,842,091        434,634         4,727,888
        Long lived asset expenditures                              29,310          20,106              -            49,416
        Segment income (loss)                                     369,839        (584,821)      (309,599)         (524,581)

Six months ended June 30, 2000
        Sales to unaffiliated customers                         2,570,261         902,308         19,855         3,492,424
        Interest income                                                 -           9,778         57,434            67,212
        Interest expense                                           35,725             644         56,918            93,287
        Depreciation and amortization                             113,825           2,868        121,665           238,358
        Segment assets                                          2,467,634         616,135      4,217,793         7,301,562
        Long lived asset expenditures                              41,529          24,740         32,000            98,269
        Segment income (loss)                                      88,844        (488,756)      (599,882)         (999,794)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
GENERAL

          ChinaB2Bsourcing.com, Inc. (formerly International Smart Sourcing, Inc.) was organized as a holding company for its wholly-owned subsidiaries, International Plastic Technologies, Inc. (IPT) which does business as International Smart Sourcing, Electronic Hardware Corp. (EHC) and Compact Disc Packaging Corp. (CDP) (collectively, the "Company").

          IPT specializes in assisting small to mid-size companies to substantially reduce their cost of manufacturing by outsourcing work to China. Through its offices in the United States and China, IPT has put in place the infrastructure necessary to simplify the transition of moving work to China. The Company's product specialization includes tooling, injection molding and secondary operations, castings, mechanical assemblies, electromechanical assemblies and metal stampings.

          The Company has established an office in Shanghai, with engineering, quality, production control and administrative personnel who provide project management, source selection, engineering coordination, quality assurance, logistics and cost reduction. There are twenty-four manufacturers in China presently providing products for our clients.

          The Company believes that its services provide its clients with significant competitive advantages. Savings for customers range from fifteen percent to as much as seventy five percent. The more labor intensive the product, the more savings realized. Due to the low cost of tooling, the client's return on investment is improved, and its overhead costs are reduced. However, there can be no assurance that the Company will be able to consummate, maintain or establish additional manufacturing relationships in China, continue to experience cost savings for its clients, or achieve any of its growth strategies.

          Electronic Hardware Corporation, the Company's principal subsidiary, has over 29 years of experience in the design, marketing and manufacturing of injection molded plastic components used in industrial, consumer, and military products. The Company believes that its long-term experience in the manufacture and assembly of injection molded plastic components, coupled with direct access to manufacturing facilities in China, will enable the Company to provide improved products at lower prices with improved profit margins.

          EHC meets a full range of its clients' needs by maintaining early and total involvement, from the design and development stage to the ultimate manufacturing and packaging of the product. When a custom-made product is initially requested, experienced EHC application engineers assist the customer during the concept design stage, which the Company considers critical to the success of the manufacturing process. During this stage, EHC application engineers draw upon the Company's experience, expertise and technological innovation to assist clients in reducing costs, meeting accelerated market schedules and ensuring high quality workmanship.

         CDP manufactures, markets and sells a compact disk packaging system.

RESULTS OF OPERATIONS

For the three and six months ended June 29, 2001 compared to the three and six months ended June 30, 2000.

NET SALES

Net sales for the three and six months periods ended June 29, 2001 were $2,507,545 and $4,653,511, respectively as compared to sales of $1,782,265 and $3,492,424 for the three and six-month periods ended June 30, 2000. The increase of $725,280 or 41% for the three-month period and $1,161,087 or 33% for the six-month period was attributed to the continuation of the contract with the Defense Supply Center in Philadelphia (DSCP) and an increase in volume by IPT.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the three and six month periods ended June 29, 2001 of 30% and 31%, respectively, which represents an increase from the 23% and 30% experienced during the three and six months ended June 30, 2000. This increase can be attributed to the increase in sales related to the contract with DSCP. Products sold to DSCP include charges for the acquisition, handling, and distribution of products manufactured by the Company and outside suppliers. In addition, products sold to DSCP are generally more complex with more value added operations than molded plastic components and generate a higher gross profit margin.



OPERATING EXPENSES

Selling, general and administrative expenses for the three and six month periods ended June 29, 2001 were $941,399 and $1,917,345, respectively, as compared to $1,047,261 and $2,029,504 for the three and six month periods ended June 30, 2000. There was a decrease of $105,862 or 10% for the three-month period and $112,159 or 6% for the six month period.

However, excluding the non-cash compensation related to the issuance of stock and stock warrants to consultants during the quarter ended June 29, 2001 aggregating $156,250, operating expenses for the three and six month periods ended June 29, 2001 would have been $785,149 and $1,761,095, respectively, as compared to $1,047,261 and $2,029,504 for the three and six month periods ended June 30, 2000. The decrease of $262,112 or 25% for the three-month period and $268,409 or 14% for the six month period is reflective of Managements belief that costs will continue to decrease as EHC's production is shifted off shore and the full effect of cost reduction programs instituted in the later part of the quarter ended March 30, 2001 are fully realized.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company's primary source of liquidity has been cash flow generated internally from operations, supplemented by bank borrowings and long term equipment financing. The Company's cash increased to $296,640 on June 29, 2001 from $188,213 on December 29, 2000.

Cash flows used in operating activities was $282,503 for the six months ended June 29, 2001 on a net loss of $524,581. The decrease in accounts receivable is the result of controlled collection efforts. The decrease in inventory is the result of the Company's continued control and monitoring of government components. Cash used in investing activities for the six months ended June 29, 2001 was $49,416 which consisted of cash for the purchase of machinery and equipment.

Net cash provided by financing activities for the six months ended June 29, 2001 was $440,346. Cash of $109,000 was provided from borrowings from related parties and $578,350 from the bank line of credit. Cash of $189,269 was used to make principal payments on loans and $57,735 to make capital lease repayments.

In April 2001, the Company closed on a revolving line of credit agreement with a bank that provides for a maximum borrowing of up to $1,500,000, subject to certain conditions, at an interest rate of prime plus 1.75%. The loan is secured by substantially all the assets of the Company and is unconditionally guaranteed by three officers/shareholders, each limited to $250,000. The agreement provides that, among the other requirements, the Company maintain a tangible net worth of at least $1,750,000 from the date of the agreement to and including December 30, 2001 and $2,000,000 through April 2003, when the outstanding balance is due. At June 29, 2001, the Company was below the minimal tangible net worth and is in discussions with the bank to amend the minimal tangible net worth requirement. The balance outstanding on the line of credit at June 29, 2001 amounted to $578,350.

REGULATORY ISSUES

On August 9, 2001, the Company received notice that it would be delisted from the NASDAQ Small Cap Market, effective at the opening of business on August 17, 2001, due to the Company's failure to meet the minimum listing requirements with regards to minimum shareholders of record and stockholders' equity. The Company will be listed on the NASDAQ Bulletin Board.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has been brought as a defendant in two employment discrimination actions before the Division of Human Rights of the State of New York. The Company is vigorously defending both actions.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



Exhibits:
         None

Reports on 8-K:

The Company filed two 8-K's during the quarter ended June 29, 2001 on the following dates:


April 26, 2001

          $1.5 million Revolving Loan agreement between EHC and The Connecticut Bank of Commerce dated April 11, 2001.


June 11, 2001

          The Company made the following key executive appointments:

          David Hale, formerly Director of Operations of the Company, has been appointed Chief Operating Officer of the Company.

          Arthur Myers has been appointed Chief Financial Officer of the Company.


          Steven Sgammato, formerly Chief Financial Officer of the Company, has been appointed President of Electronic Hardware Corp., a subsidiary of the Company

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAB2BSOURCING.COM, INC.

AUGUST 10, 2001                                    /S/Andrew Franzone
---------------                                 --------------------------------
Date                                                  Andrew Franzone
                                                      Chief Executive Officer


AUGUST 10, 2001                                    /S/Arthur Myers
---------------                                 --------------------------------
Date                                                  Arthur Myers
                                                      Chief Financial Officer