Form 10QSB
period 2001-09-28
CHINAB2BSOURCING COM INC
filed 2001-11-13
CIK 1057695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        COMMISSION FILE NUMBER: 001-14753

                       INTERNATIONAL SMART SOURCING, INC.
                      (Formerly CHINAB2BSOURCING.COM, INC.)
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

                                 YES X NO _____

As of October 25, 2001, the Registrant had 3,735,934 shares of its Common Stock, $0.001 par value, issued and outstanding.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
                     (FORMERELY CHINAB2BSOURCING.COM, INC.)

                                   FORM 10-QSB

                               SEPTEMBER 28, 2001

                                      INDEX



Page

         Number

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                   Consolidated Balance Sheet                                  1
                   Consolidated Statements of Operations                       2
                   Consolidated Statements of Cash Flows                       3
                   Notes to Consolidated Financial Statements                4-7

         Item 2 - Management's Discussion and Analysis or
                   Plan of Operation                                        8-10

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                           11
         Item 2 - Changes in Securities and Use of Proceeds                   11
         Item 3 - Defaults upon Senior Securities                             11
         Item 4 - Submission of Matters to a Vote of Security Holders         11
         Item 5 - Other Information                                           11
         Item 6 - Exhibits and reports on Form 8-K                            11


SIGNATURE                                                                     12

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
                      (FORMERLY CHINAB2BSOURCING.COM, INC.)

                           CONSOLIDATED BALANCE SHEET

                               September 28, 2001
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                     $          84,663
     Accounts receivable - net of allowance for
        doubtful accounts of $15,000                                  1,273,793
     Note receivable-related party                                       52,562
     Inventories                                                      1,254,213
     Prepaid expenses and other current assets                          300,823
                                                                 ---------------

        TOTAL CURRENT ASSETS                                          2,966,054

Property and equipment - net                                            852,262

Note receivable-related party                                           126,448

Other assets                                                            623,020
                                                                 ---------------
                                                              $       4,567,784
                                                                 ===============


  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                    $       1,503,807
     Deferred revenue                                                   531,451
     Loan payable - bank                                                453,354
     Current portion of long tem debt (including
       $40,476 to officer/shareholders)                                 125,269
     Current portion of obligations under capital leases                 63,684
                                                                 ---------------
        TOTAL CURRENT LIABILITIES                                     2,677,565

     Long tem debt (including $131,694 to officer/shareholders)         331,681
     Obligations under capital leases                                    75,449
                                                                 ---------------
        TOTAL LIABILITIES                                             3,084,695
                                                                 ---------------

STOCKHOLDERS' EQUITY:
     Common Stock, $0.001 par value, 10,000,000 shares authorized,
        issued and outstanding 3,735,934                                  3,736
     Additional paid-in capital                                       7,871,953
     Accumulated deficit                                             (6,392,600)
                                                                 ---------------

        TOTAL STOCKHOLDERS' EQUITY                                    1,483,089
                                                                 ---------------
                                                              $       4,567,784
                                                                 ===============



                See notes to consolidated financial statements.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
                      (FORMERLY CHINAB2BSOURCING.COM, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months Ended                     Nine Months Ended
                                                     --------------------------------       -------------------------------
                                                     September 28,     September 29,        September 28,    September 29,
                                                          2001             2000                 2001             2000
                                                     ---------------   --------------       --------------   --------------


NET SALES                                         $       2,202,673 $      2,138,410     $      6,856,184 $      5,630,834
COST OF GOODS SOLD                                        1,483,901        1,243,449            4,681,227        3,680,090
                                                     ---------------   --------------       --------------   --------------
      GROSS PROFIT                                          718,772          894,961            2,174,957        1,950,744
                                                     ---------------   --------------       --------------   --------------

OPERATING EXPENSES
      Selling and shipping                                  159,746          293,398              764,948          918,312
      General and administrative                            768,160          700,420            2,080,303        2,105,010
                                                     ---------------   --------------       --------------   --------------
         TOTAL OPERATING EXPENSES                           927,906          993,818            2,845,251        3,023,322
                                                     ---------------   --------------       --------------   --------------
LOSS FROM OPERATIONS                                       (209,134)         (98,857)            (670,294)      (1,072,578)

      Interest and other income                              53,489           34,005               61,943          101,219
      Interest and other expenses                           (47,372)         (53,530)            (119,247)        (146,817)
                                                     ---------------   --------------       --------------   --------------
NET LOSS                                          $        (203,017)$       (118,382)    $       (727,598) $    (1,118,176)
                                                     ===============   ==============       ==============   ==============

NET LOSS PER SHARE - BASIC AND DILUTED            $           (0.05)$          (0.03)    $          (0.19)$          (0.32)
                                                     ===============   ==============       ==============   ==============
WEIGHTED AVERAGE COMMON SHARES                            3,735,934        3,591,700            3,731,490        3,457,900
                                                     ===============   ==============       ==============   ==============






                 See notes to consolidated financial statements.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
                      (FORMERLY CHINAB2BSOURCING.COM, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             For the Nine Months Ended
                                                                                         ----------------------------------
                                                                                         September 28,      September 29,
                                                                                              2001              2000
                                                                                         ---------------   ----------------

Cash flows from operating activities:
     Net loss                                                                          $       (727,598)$       (1,118,176)
                                                                                         ---------------   ----------------
Adjustments to reconcile net loss to net cash used in operating activities:
         Non-cash expenses related to issuance of stock and stock warrants                      156,250                  -
         Depreciation                                                                           195,932            147,733
         Amortization                                                                             4,549            217,574
         Issuance of note payable for services                                                   11,535                  -

Changes in assets and liabilities:
     Accounts receivable                                                                         54,410           (156,876)
     Inventories                                                                                104,761           (731,516)
     Prepaid expenses and other current assets                                                  (10,744)           100,723
     Other assets                                                                              (335,840)           (90,830)
     Accounts payable and accrued expenses                                                       12,694            400,478
     Due to related party                                                                       (61,752)                 -
     Deferred revenue                                                                           423,508                  -
                                                                                         ---------------   ----------------
            Total adjustments                                                                   555,303           (112,714)
                                                                                         ---------------   ----------------
Net cash used in operating activities                                                          (172,295)        (1,230,890)
                                                                                         ---------------   ----------------
Cash flows from investing activities:
     Note receivable from related parties                                                        31,246                (50)
     Expenditures for property and equipment                                                   (158,801)          (184,510)
                                                                                         ---------------   ----------------

Net cash used in investing activities:                                                         (127,555)          (184,560)
                                                                                         ---------------   ----------------
Cash flows from financing activities:
     Capital lease repayments                                                                  (120,782)                 -
     Deferred offering costs                                                                          -            (36,648)
     Sale of common stock                                                                             -            890,500
     Proceeds from borrowings                                                                   687,350            200,000
     Principal payments and repayment of loans                                                 (370,268)          (212,140)
                                                                                         ---------------   ----------------
Net cash  provided by financing activities                                                      196,300            841,712
                                                                                         ---------------   ----------------
Decrease in cash                                                                               (103,550)          (573,738)

Cash - beginning of year                                                                        188,213          1,992,265
                                                                                         ---------------   ----------------
Cash - end of period                                                                   $         84,663 $        1,418,527
                                                                                         ===============   ================



                 See notes to consolidated financial statements.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 28, 2001

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

          In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 28, 2001 and the results of operations and cash flows for the three and nine month periods ended September 29, 2001 and September 29, 2000 have been included.

          The results of operations for the three and nine month periods ended September 28, 2001, are not necessarily indicative of the results to be expected for the full year ended December 28, 2001.


2.        RECENT ACCOUNTING DEVELOPMENTS

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS no. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002. As of September 28, 2001, the Company had no unamortized goodwill.

          In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "accounting for the Impairment or
          Disposal of Long-lived Assets". SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial
          Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position or results of operations in future periods.


3.        NOTES PAYABLE - RELATED PARTIES

          During March 2001, the Company obtained two loans aggregating $109,000 from two of its principal stockholders, which were repaid on April 2001. At September 28, 2001, the balance on loans due to two of the Company's principal shareholders amounted to $172,170. Such loans are unsecured and are due on demand with interest at 10% per annum.


4.        BANK DEBT

          In April 2001, the Company closed on a revolving line of credit agreement with a bank that provides for a maximum borrowing of up to $1,500,000, subject to certain conditions, at an interest rate of prime plus 1.75%. The loan is secured by substantially all the assets of the company and is unconditionally guaranteed by three officers/shareholders, each limited to $250,000. The agreement provides that, among the other requirements, the Company maintain a tangible net worth of at least $1,750,000 from the date of the agreement to and including December 30, 2001 and $2,000,000 through April 2003, when the outstanding balance is due. At September 28, 2001, the Company was below the minimal tangible net worth requirement and is in discussions with the bank to amend such requirement. The balance outstanding on the line of credit at September 28, 2001 amounted to $453,354.


5.       ISSUANCE OF STOCK AND OPTIONS

          In April 2001 the Company issued 10,000 pursuant to a consulting agreement valued at $68,750.

          In April 2001 the Company issued options to purchase an aggregate of 25,000 shares of its common stock exercisable at $3.50 per share to a consultant for services provided. Accordingly, the Company has valued the options at their fair value and has recorded a charge to operations in the amount of $85,000.


6.        SEGMENT INFORMATION

          The Company views its operations as principally two segments, the manufacturing and assembly of injection molded plastic components and outsourcing. The components share a common administrative workforce and office headquarters, which precluded an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate and Other. Key financial information by operating segments are as follows:

                                                     Manufacturing                        Corporate
                                                          and                                and
                                                       Assembly        Outsourcing          Other          Consolidated
                                                    ----------------   -------------------------------    ----------------

      Three Months ended September 28, 2001
           Sales to unaffiliated customers       $        1,733,709 $       468,964  $              -  $        2,202,673

           Interest and other income                         49,817           3,672                 -              53,489

           Interest and other expenses                       36,094           2,067             9,211              47,372
           Depreciation and amortization                     43,294           8,732            17,711              69,737
           Segment assets                                 2,316,122       1,867,920           383,742           4,567,784
           Long lived asset expenditures                     76,285          33,100                 -             109,385

           Segment income (loss)                             45,576       (164,315)          (84,278)           (203,017)

      Three Months ended September 29, 2000
           Sales to unaffiliated customers       $        1,525,132 $       633,133  $       (19,855)  $        2,138,410
           Interest and other income                                          4,571            29,434              34,005
           Interest and other expenses                       17,203             920            35,407              53,530
           Depreciation and amortization                     13,060           3,688            69,502              86,250
           Segment assets                                 2,413,454       1,071,665         4,195,521           7,680,640
           Long lived asset expenditures                     64,793           9,578            11,870              86,241
           Segment income (loss)                            165,591        (26,618)         (257,355)           (118,382)

                                                       Manufacturing                        Corporate
                                                            and                                and
                                                         Assembly        Outsourcing          Other          Consolidated
                                                    ----------------   -------------    --------------    ----------------
      Nine Months ended September 28, 2001
           Sales to unaffiliated customers       $        5,220,831 $     1,635,353  $                 $        6,856,184
                                                                                                    -
           Interest and other income                         49,952                               285              61,943
                                                                             11,706
           Interest and other expenses                       82,108           5,765            31,374             119,247
           Depreciation and amortization                    126,885          20,464            53,132             200,481
           Segment assets                                 2,316,122       1,867,920           383,742           4,567,784
           Long lived asset expenditures                    105,595          53,206                               158,801
                                                                                                    -
           Segment loss                                     415,415       (749,136)          (393,877)           (727,598)



      Nine Months ended September 29, 2000
           Sales to unaffiliated customers       $        4,064,889 $     1,535,441  $         30,504  $        5,630,834
           Interest and other income                              2                            86,868             101,219
                                                                             14,349
           Interest and other expenses                       52,928           1,564            92,325             146,817
           Depreciation and amortization                    167,584           6,556           191,167             365,307
           Segment assets                                 2,413,454       1,017,665         4,195,521           7,680,640
           Long lived asset expenditures                    106,322          34,318            43,870             184,510
           Segment loss                                     254,435       (515,374)          (857,237)         (1,118,176)



7.        NAME CHANGE

          On   August   17,   2001   the   Company   changed   its   name   from
          ChinaB2Bsourcing.com, Inc. to International Smart Sourcing, Inc.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          GENERAL

          International Smart Sourcing, Inc. (formerly ChinaB2Bsourcing.com, Inc.) was organized as a holding company for its wholly-owned subsidiaries, International Plastic Technologies, Inc. (IPT) which does business as International Smart Sourcing, Electronic Hardware Corp. (EHC) and Compact Disc Packaging Corp. (CDP) (collectively, the "Company").

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

          RESULTS OF OPERATIONS

          For the three and nine months ended September 28, 2001 compared to the three and nine months ended September 29, 2000, results of operations were as follows:

               NET SALES

               Net sales for the three and nine months periods ended September 28, 2001 were $2,202,673 and $6,856,184, respectively as compared to sales of $2,138,410 and $5,630,834 for the three and nine-month periods ended September 29, 2000. The increase of $64,263 or 3% for the three-month period and $1,225,350 or 22% for the nine-month period was attributed to the continuation of the contract with the Defense Supply Center in Philadelphia
               (DSCP).

               GROSS PROFITS

               The Company realized an overall gross profit margin percentage for the three and nine month periods ended September 28, 2001 of 33% and 32%, respectively, which represents a decrease from the 42% and 35% experienced during the three and nine months ended September 29, 2000. This decrease can be attributed to the increase in sales of tooling, especially in the three months ended September 28, 2001. Orders for tooling are typically followed by productions orders. Tooling generally has a lower gross profit then product manufactured from tooling.

               OPERATING EXPENSES

               Selling and shipping and general and administrative expenses for the three and nine month periods ended September 28, 2001 were $927,906 and $2,845,251, respectively, as compared to $993,818 and $3,023,322 for the three and nine month periods ended September 29, 2000. There was a decrease of $65,912 or 7% for the three-month period and $178,071 or 6% for the nine-month period.

               The decrease in costs for the three and nine month periods is reflective of Management's reduction of payroll expenses, the shifting of EHC's production off shore and the full effect of cost reduction programs being realized.

               LIQUIDITY AND CAPITAL RESOURCES

               The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company's primary source of liquidity has been cash flow generated internally from operations, supplemented by bank borrowings and long term equipment financing. The Company's cash decreased to $84,663 on September 28, 2001 from $188,213 on December 29, 2000.

               Cash flows used in operating activities was $172,295 for the nine months ended September 28, 2001 on a net loss of $727,598. The decrease in accounts receivable is the result of controlled collection efforts. The decrease in inventory is the result of the Company's continued control and monitoring of government components. Cash used in investing activities for the nine months ended September 28, 2001 was $127,555 which consisted of cash used for the purchase of machinery and equipment offset by cash received from a note receivable from a related party.

               Net cash provided by financing activities for the nine months ended September 28, 2001 was $196,300. Cash of $109,000 was provided from borrowings from related parties and $578,350 from the bank line of credit. Cash of $370,268 was used to make principal payments on loans and $120,782 to make capital lease repayments.

               In April 2001, the Company closed on a revolving line of credit agreement with a bank, referred to above, that provides for a maximum borrowing of up to $1,500,000, subject to certain conditions, at an interest rate of prime plus 1.75%. The loan is secured by substantially all the assets of the Company and is unconditionally guaranteed by three officers/shareholders, each limited to $250,000. The agreement provides that, among the other requirements, the Company maintain a tangible net worth of at least $1,750,000 from the date of the agreement to and including December 30, 2001 and $2,000,000 through April 2003, when the outstanding balance is due.

               At September 28, 2001, the Company was below the minimal tangible net worth requirement and is in discussions with the bank to amend such requirement, although there is no assurance the requirement will be amended. The balance outstanding on the line of credit at September 28, 2001 amounted to $453,354.

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

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     The Company has been brought as a defendant in two employment discrimination actions before the Division of Human Rights of the State of New York. The Company is vigorously defending both actions and believes that they are without merit. As of September 28, 2001, the Company has not provided for a provision for these legal actions.

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

               None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The company held its Annual Meeting of Stockholders on August 15, 2001. At the Annual Meeting, the Company's stockholders voted (i) to elect David Kassel, Andrew Franzone, Harry Goodman, Mitchell Solomon, Bao-Wen Chen, and Carl Seldin Koerner to serve as directors of the Company until the 2002 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified; (ii) to approve an amendment to the Company's Certificate of Incorporation to change the Company's name from ChinaB2Bsourcing.com, Inc. to International Smart Sourcing, Inc., each as described in the Company's Proxy Statement distributed to stockholders in connection with the Annual Meeting. The election of directors and the amendment to change the Company's name were both approved by a majority vote of stockholders.

     ITEM 5.  OTHER INFORMATION

              None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              Exhibits:

                       None

              Reports on 8-K:

               No reports were filed on Form 8K during the quarter ended September 28, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERNATIONAL SMART SOURCING, INC.

November 12, 2001                                         /S/ Andrew Franzone
-----------------                                        -----------------------
Date                                                     Andrew Franzone
                                                         Chief Executive Officer



November 12, 2001                                        /S/Arthur Myers
-----------------                                        -----------------------
Date                                                     Arthur Myers
                                                         Chief Financial Officer