Form 10KSB
period 2001-12-28
INTERNATIONAL SMART SOURCING INC
filed 2002-04-11
CIK 1057695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 28, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

         Commission file number:            001-14753
                                            ---------

                        INTERNATIONAL SMART SOURCING, INC
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

                  YES                                          NO        X
                       -------------                              --------------

         The issuer's net sales for the most recent fiscal year were $9,159,643. The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on February 4, 2002 was approximately $ 15,000,000. As of February 4, 2002, the Registrant had 3,760,934 shares of its Common Stock, $0.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be issued in connection with the 2001 annual meeting of stockholders are incorporated by reference into Part III

                                     Part I


Item 1. Description of Business


The Company

International  Smart Sourcing,  Inc. (formerly  Chinab2bsourcing.com,  Inc.) was
organized  as  a  holding  company  for  its  three  wholly-owned   subsidiaries
(collectively, "ISS" or the Company):

  o International Plastic Technologies, Inc. (IPT) which does business as International Smart Sourcing
  o      Electronic Hardware Corp. (EHC) and
  o      Compact Disc Packaging Corp. (CDP).

                    International Plastic Technologies (IPT)

At IPT, we specialize in assisting companies reduce their cost of manufacturing by outsourcing work to China. Through our offices in the United States and China, IPT has put in place the system necessary to simplify the transition of moving work to China. IPT's product specialization includes:

  o      tooling
  o      injection molding and secondary operations
  o      castings
  o      mechanical assemblies
  o      electromechanical assemblies
  o      metal stampings
IPT generated revenue of $2,130,934 for the year ended December 28, 2001.

IPT has established an office in Shanghai, with engineering, quality, production control and administrative personnel who provide:

  o      project management

  o      source selection

  o      engineering coordination

  o      quality assurance

  o      logistics

  o      cost reduction.

There are thirty-eight manufacturers in China presently providing products for our customers. We believe that our service provides our customers with significant competitive advantages. Savings for customers range from fifteen percent to as much as seventy-five percent. The more labor intensive the product, the more savings realized. Due to the low cost of tooling the customer's return on investment is improved, and its overhead costs are reduced.

                      Electronic Hardware Corporation (EHC)

Our EHC subsidiary has over 30 years of experience in the design, marketing and manufacture of injection molded plastic components used in industrial, consumer, and military products. We also offer secondary operations on our molded products. Services such as hand painting, pad printing, hot stamping and engraving are provided at a customer's request. These marking systems can be used on most materials and varying contours. EHC generated revenue of $7,026,317 for the year ended December 28, 2001.

EHC meets a full range of its customers' needs by maintaining early and total involvement, from the design and development to the ultimate manufacture and packaging of the product. When a custom-made product is initially requested, experienced EHC application engineers assist the customer during the concept design stage, which we consider critical to the success of the manufacturing process. During this stage, EHC application engineers draw upon our experience, expertise and technological innovation to assist customers in reducing costs, meeting accelerated market schedules and ensuring high quality workmanship.

Our Farmingdale, New York facility was certified in January 2001, for the International Quality Standard ("ISO") 9002, a manufacturing certification required by European companies and looked upon favorably throughout the world. ISO 9002 requires us to meet certain stringent requirements established in Europe to ensure that the facility's manufacturing processes, equipment, and associated quality control systems will satisfy specific customer requirements.

We believe that obtaining ISO 9002 certification will benefit EHC in the plastic manufacturing market, both nationally and internationally.
We believe that our consolidated manufacturing approach results in high quality, on-time delivery, competitive pricing, and a loyal customer base. Additionally, we believe that it has created a cost-effective workplace by decreasing inventory costs. Our "pull" (also known as "JIT," which stands for Just-in-Time) system is designed to introduce raw materials and components at the time necessary to fulfill customer orders. This system eliminates costs associated with the storage and handling of large amounts of inventory. We believe that it also accounts for a timelier rate of delivery. The "pull" system depends on long-term relationships with suppliers. We believe that due to our strong relationships with suppliers and our well-trained workforce, the system will continue to provide efficient and prompt delivery.

Over the past year EHC has increased its sales by 23% due to aggressive marketing efforts and to the success of the current government contract. EHC received an Award from the United States government based on this contract, for "Innovative Business Performer of the Year Award for Small Business" in 2000. Based on the success of the government contract, we believe that we have put in place the necessary infrastructure to provide superior service to the government not only on this contract but on other contracts the government might look to place in 2002. This same infrastructure will also provide the Company's commercial knob business with many advantages in our ability to provide superior service. The Company anticipates a user-friendly website which will allow customers to order directly and obtain stock and delivery information on the web by the third quarter of the year.

                       Compact Disc Packaging Corp. (CDP)

Our CDP subsidiary is currently inactive. It generated revenue of $2,392 for the year ended December 28, 2001. Its business is the manufacturing, marketing and sale of a compact disc packaging system.

The Company was originally formed in 1970 as EHC, a New York corporation, and was reorganized as of December 24, 1998 as a Delaware holding company for its two wholly owned subsidiaries, EHC and CDP. As part of the Reorganization, the stockholders of each of the subsidiaries exchanged the following percentage ownership in the respective subsidiaries for the percentage of shares of the
Company: David Kassel exchanged 33% of EHC and 90% of CDP for 46.3% of the Company; Andrew Franzone exchanged 33% of EHC for 25.7% of the Company; Harry Goodman exchanged 33% of EHC for 25.7% of the Company; and David Cowan exchanged 10% of CDP for 2.3% of the Company. On May 7, 1999, IPT, a Delaware Corporation was formed.

We maintain our principal executive offices at 320 Broad Hollow Road, Farmingdale, New York 11735. Our telephone number is (631) 293-0750 and our Internet address is http://www.smart-sourcing.com.

Growth Strategy

Our IPT subsidiary is expanding its operations through specializing in assisting companies to reduce their cost of manufacture by outsourcing work to China. The Company has developed the infrastructure necessary to assist companies in outsourcing. The Company has established an office in Shanghai and has engineering, quality, production control and administrative personnel in place to assist in the manufacture of our customer's products. Our China office utilizes an intensive vendor selection process before placing purchase orders with factories; presently we have 38 factories manufacturing products for our customers. The products are being manufactured for customers include stamped parts and stamped assemblies, and electronic assemblies.

Manufacturers in the USA are faced with the challenge associated with globalization, as shown by the reduction in the number of manufacturers in the U.S. Based on our experience to date we are able to reduce the cost of a customers products, improve their return on investment and lower their overhead. We believe that outsourcing provides customers with a competitive advantage. However, there can be no assurance that we will be able to consummate, maintain or establish additional manufacturing relationships in China or achieve any of our growth strategies.

Products

Outsourcing

Our outsourcing operations produce products directly for the customers of the Company. All products are special order and are not produced for the Company's own inventory.

International Smart Sourcing specializes in assisting companies to reduce their cost of manufacturing by outsourcing work to China. U.S. companies are faced with increasing demands from their customers, compounded by aggressive competition from overseas. To maintain a competitive edge, these companies look to outsourcing to reduce cost while maintaining their core competency.

We provide a full range of outsourcing including design assistance, source selection, price negotiation, quality assurance and transportation. In most cases we charge our customer an agreed upon price for the order. We include in the price the cost of our services and our profit. Sometimes we act as a consultant. Our customer pays the direct costs of the order and an agreed upon fee to us. We assume title of the manufactured goods while in transit from China. These goods are insured while in transit.

Examples of types of products we make include a die-cast housing for vibratory lab mixers, hinge support for smoke dampening units used in fire safety equipment, clips to hold socks together, and filler neck caps for trucking industry fuel tanks.

Control Knobs and Assemblies

Our EHC subsidiary, manufactures a full line of instrument control knobs, handles, value-added custom molding, dials and similar devices for consumer, industrial and military electronics equipment. EHC's knobs are used for precise setting of switches, on/off switches, volume controls and critical setting of instrumentation switches. EHC manufactures many of the knobs to order based on the customers' exacting specifications as well as its standard line. Customers of EHC order the knobs by specifying particular descriptions and features, including the shaft diameter, outer diameter, overall size, height, color, illumination, dials and markings, such as lines, dots or numbers. EHC also has a standard product line of consumer, industrial and military knobs available for sale through catalogs.

EHC is in the process of moving manufacturing to China in order to improve profits. We expect to have transferred 85% of our manufacturing of non-military products to China by the forth quarter of 2002. The balance of the production should be complete by the end of the first quarter 2003. This should significantly increase gross profits.

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

EHC has been awarded a government contract valued at an average of approximately 3 million dollars per year for a possible 5-year period. The government has the option to extend the contract on a yearly basis. The Company believes, with no assurance that the contract will run for the full 5 years until June 2004.

CDP manufactures a compact disc packaging unit. CDP is currently inactive.


Competition

Outsourcing

We believe that the market of offshore manufacturing sources is highly fragmented and that no one participant or small number of participants dominates the market. We consider all manufacturers, both domestic and foreign, generally to be our competition. The principal direct competition experienced by us is from factories in China and manufacturers representatives and brokers acting on behalf of those factories. We have identified only one domestic company engaged in a similar business to that of the Company and the competitor relies upon its direct ownership of a factory in China for its competitive advantage. We believe that our competitive strengths are the knowledge and experience of our domestic and Chinese engineering and administrative staffs, their experience working together across two cultures and the network of 38 qualified factories in China with whom we have already placed orders. We intend to expand the number of qualified factories with to whom we can place orders on behalf of our customers.

Knob and Assembly Manufacturing/Injection Molding

We believe that our segment of the plastic injection molding industry is highly fragmented and that no one participant dominates the industry. We believe that the most important competitive factor in this industry is investment in tooling, as the high cost of tooling relative to the low revenue of individual products is a barrier to entry in this market. We currently own approximately 1,500 tools, which give us the ability to manufacture over 10,000 products and assemblies. Other key competitive factors in this industry include quality of products, depth of industry knowledge, a sizable customer base, ability to provide products on a timely basis, level of experience, breadth of products and services offered, responsiveness to customer requests and ability to produce a wide variety of projects in a timely manner and at a competitive price. We believe that our main competitors in the control knobs and components segment of the injection molding industry are the following: Rogan Corporation, which produces instrument and consumer knobs; Philips Plastic Manufacturing Corporation, which produces consumer knobs; Davies Molding Company, which produces instrument knobs; and Aerospace Knob Company, which produces military avionic knobs.

Pull Pack TM

We believe that the primary competition for the Pull Pack TM is the current Jewel Box manufactured by Atlanta Precision Molding, Auriga and International Packaging Corp. Other companies have developed alternative Compact Disc packaging. Three of these packages are the Laserfile, from Laserfile Inc., the Utmost Rotary CD Case, from Co-Joint Corp. and the Alpha Pak, from Alpha Enterprise, Inc.

Suppliers and Raw Materials

Our IPT subsidiaries are currently manufacturing products in China.
In such manufacturing projects the Chinese manufacturers will arrange for all raw materials from local suppliers. While we believe that there will be no shortage of such materials overseas and that prices will remain comparatively low, there can be no assurance that no shortages will occur. In addition, the Company is subject to the risk of political or economic dislocation in China, which could affect the availability, or cost of raw materials.

EHC's principal raw materials consist of Lexan (polycarbonate), nylon, ABS, and polypropylene. Such materials are generally available commodities sold to the injection molding industry by a variety of suppliers; the Company does not have any oral or written contracts or agreements with any suppliers.

No one vendor accounts for more than 10% of our purchases, except for Shanghai Foodstuffs Export & Import Corporation and Royal Screw Machine Products. The loss of the Company's business relationship with either principal supplier could have a material adverse effect on the Company. Notwithstanding, while a shortage of a particular supplier's raw materials would not materially affect the Company, a general shortage of raw materials could adversely affect the Company. The Company has never experienced a shortage in raw materials and does not anticipate any shortages to occur in the reasonably foreseeable future, however, there can be no assurance that there will not be a shortage of raw materials.


Distribution Methods

EHC sells its products to industrial customers either directly or through major distributors. EHC never sells directly to retail consumers. Approximately 20% of EHC's products are principally sold through the following distributors: Newark Electronics, Allied Electronics, Inc., Bisco Industries, Inc., Alatec Electronics, Inc. and Peerless Electronics, Inc. EHC does not have oral or written contracts or agreements with such distributors. The Company has a Department of Defense contract to sell knobs, dials and pointers to the U.S. military and government customers worldwide. These sales account for approximately fifty percent of the sales of EHC. All sales are received from a single source, the Defense Supply Center of Philadelphia, and shipped to over five hundred separate locations.


Patents, Trademarks, Licenses and Royalty Rights

Our CDP subsidiary, entered into a minimum five-year license agreement dated as of March 1, 1998 with Inch, Inc., to obtain the exclusive worldwide licensing rights to make, use, sell and sublicense the Pull Pack TM. In consideration of the exclusive license, CDP agreed to pay Inch, Inc. royalties of (i) 2% of the annual gross sales of Pull Pack less any returns, credits and allowances; (ii) 25% of sublicenses or fees from sublicenses payable within 30 days of receipt; and (iii) a $30,000 reimbursement payment for expenses incurred in obtaining a patent. CDP is entitled to exclusive license rights of Pull Pack TM for a minimum of five years and a maximum of the United States life of the patent, which expires in 2012. CDP paid to Inch Inc a royalty payment of $ 30,000 for the period of February 1, 1999 to February 1, 2000. If royalties paid to Inch, Inc. did not equal or exceed a minimum total of $40,000 from February 1, 2000 to February 1, 2001 and $50,000 for each 12-month period thereafter Inch, Inc. had the right to terminate the exclusive license agreement upon 30 days' notice. Inch, Inc. did not earn any royalties in the period. CDP has not made the minimum royalty payment required under the contract. Inch, Inc. terminated the agreement effective August 7, 2001. CDP continues to hold a non-exclusive license at the above referenced royalty rate. Inch, Inc. has also agreed to provide consulting services to CDP at the rate of $50 per hour prior to the sale of 10,000 units and $110 per hour after the sale of 10,000 units. CDP has agreed to indemnify and hold harmless Inch, Inc. against all damages and liabilities arising out of the manufacture of the Pull Pack. In 1995, David Cowan, a principal of Inch, Inc. was issued Patent No.5,383,554, which expires in January 2012.

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

Employees

As of December 28, 2001, we had a total of 68 employees based domestically. 13 of these employees work on a part-time basis. 31 employees work in Sales and Administration, while 24 employees are factory workers. The Shanghai China office had a total of 19 employees in sales marketing and administrative support.

We believe we have a satisfactory relationship with our unionized labor and have never experienced a work stoppage. The current collective bargaining agreement with Local 531 of the International Brotherhood of Teamsters, AFL-CIO, was renewed effective May 10, 2001 for a period of three years expiring May 9, 2004. 24 factory employees are represented by the collective bargaining agreement. Union employees are covered by the Sick & Welfare Fund, Local 531, to which the Company contributes a specified amount each year.

Trade Matters in China

On December 11, 2001, China became a member of the World Trade Organization. We expect that China's entry into the World Trade Organization will be a great benefit. We anticipate that it will improve economic relations between the United States and China and increase the speed of its economic reform process. As a result of China's entry industrial tariffs will be reduced, there will be an increased liberalization regarding trade provisions, increases in service and other reforms that China must adhere to in accordance with its membership in the World Trade Organization. However, China's entry into the World Trade Organization is relatively recent and we anticipate that there will be friction between China and other nations as China adjusts to the new requirements and policies. Additionally, on December 20, 2001 Congress ordered the
International Trade Commission to launch an examination into the tool, die and industrial molding industries in order to determine whether local manufacturers are suffering as a result of unfair trade practices from countries such as China. The information will be compiled over a ten-month period. A negative report from the International Trade Commission could potentially lead to Congress enacting legislation which would cause us to lose our competitive advantage.


Segment Information

Segment information is set forth in Note 22 to the Consolidated Financial Statements referred to in the "Financial Statements and Supplementary Data" section hereof and incorporated herein by reference.

Item 2. Property


We operate from an approximately 20,000 square foot facility located in Farmingdale, New York. The facility is owned and operated by K&G Realty Associates, a partnership owned by David L. Kassel, our Chairman, and Harry Goodman, our Vice President. The mortgage on the premises in the amount of $452,817 at December 28, 2001 is guaranteed by EHC. Our lease, currently under a 10-year extension, expires in December 2005. The annual rent is currently approximately $161,000 per year, and provides for annual adjustments equal to the greater of the increase in the Consumer Price Index or 5%. Pursuant to a rider to the lease agreement dated as of March 1, 1998, we shall pay as additional rent, any and all real property taxes for the demised premises in excess of $26,000 per annum. In 2001, the real estate taxes were approximately $35,000 and our share was $9,000. We believe that the property is suitable for its presently foreseen use. We lease approximately 6,000 square feet of office space in Shanghai, China for $5,300 a month. The lease is for a 24 month period expiring February 28, 2003.


Item 3. Legal Proceedings

We have been named as a defendant in two employment discrimination actions before the Division of Human Rights of the State of New York. During the year ended December 28, 2001, one of these actions was settled for an immaterial amount. We are vigorously defending the other action and believe that it is without merit. As of December 28, 2001, we have made no provision for this legal action.


Item 4. Bank Debt


In April, 2001, we, through our subsidiary EHC, entered into a credit agreement with the Connecticut Bank of Commerce to provide up to $1.5 million dollars in a revolving credit line for EHC's working capital purposes and to allow EHC to repay monies owed to approved affiliates. EHC is barred from obtaining loans under the revolving credit line if the aggregate amount of the loans exceeds a formula specified in the credit agreement. All monies loaned under the credit line are to be paid in full on April, 2003. Interest on the monies loaned is due in monthly installments at the rate of 1 3/4 % per annum above Connecticut Bank of Commerce's prime commercial lending rate (6.5% at December 28, 2001).

         The credit agreement will terminate on April, 2003, or earlier upon an event of default. However, the credit agreement may be renewed for periods of time up to one year after April, 2003, unless a party to the agreement notifies the other party that it does not wish to renew the agreement. The loan is secured by almost all of our assets and the obligations due under such loan are guaranteed (to the extent set forth in executed guarantee agreements) by ISS, IPT, and CDP. The loan is also guaranteed by Andrew Franzone, Harry Goodman and David L. Kassel, each guarantee limited to $250,000.

The credit agreement requires us to provide the bank with financial reports and statements. The agreement provides that, among other requirements, we maintain a tangible net worth of at least $1,750,000 from the date of the agreement to and including December 30, 2001 and $2,000,000 through April 2003, when the outstanding balance is due. The credit agreement contains a formula, based on our accounts receivable that determines the portion of the $1.5 million dollars which we may borrow at any time. At December 28, 2001 based on this formula we were permitted to borrow up to approximately $798,000. The balance outstanding on the line of credit at December 28, 2001 amounted to $511,808.

At December 28, 2001, the Company was below the minimum tangible net worth amount required in its covenant with the bank which constitutes a breach of the credit line agreement. The Company and the bank are currently in discussions to amend the minimum tangible net worth covenant to the credit line agreement. The amendment, when executed, would have the effect of curing the breach of the tangible net worth covenant for the last quarter of fiscal year 2001 and the first quarter of fiscal year 2002 and establishing a new tangible net worth covenant for the balance of fiscal year 2002. There is no assurance that the Company will be able to satisfactorily negotiate an amendment to the credit agreement with the bank. In the event that the Company is unable to do so, there can be no assurance that the Company will be able to find other sources of credit or working capital in which event operations of the Company would have to be limited.

We and all of our subsidiaries are barred from taking on additional debt except for the following:

         o debt to the Connecticut Bank of Commerce;

         o trade payables in the ordinary course of business;

         odebt covered under the terms of a Debt Subordination Agreement with the Connecticut Bank of Commerce;

         o debt covered under the terms of an Intercreditor Agreement among the Long Island Development Company and the Connecticut Bank of Commerce; and

         o debt under a loan or equipment lease for the sole purpose of acquiring machinery and equipment not to exceed $50,000 in the aggregate during each fiscal year.



Item 4. Submission of Matters to a vote of Security Holders.
------------------------------------------------------------

The Company held its Annual Meeting of Stockholders on August 15, 2001. At the Annual Meeting, our stockholders voted (i) to elect David Kassel, Andrew Franzone, Harry Goodman, Mitchell Solomon, Bao-Wen Chen, and Carl Seldin Koerner to serve as directors of the Company until the 2002 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified; (ii) to approve an amendment to our Certificate of Incorporation to change our name from ChinaB2Bsourcing.com, Inc. to International Smart Sourcing, Inc., each as described in our Proxy Statement distributed to stockholders in connection with the Annual Meeting. The election of directors and the amendment to change our name were both approved by a majority vote of stockholders

                                     Part II


Item 5. Market for Common Equity and Related Matters


We completed our initial public offering pursuant to a Registration Statement on Form SB-2 Registration No. 333-48701, declared effective on April 23, 1999.
As of February 4, 2002, we had outstanding 3,760,934 shares of Common Stock $ ..001 par value ("Common Stock"). Our Common Stock is traded on the NASDAQ Bulletin Board under the symbol ISSG.

 The following table sets forth the high and low bid prices for the Common Stock as reported on the Nasdaq Small Cap. The high and low bid prices reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

                                           Common Stock Sale Prices
                                           -------------------------
Fiscal 2001                                High                  Low
--------------------------------------------------------------------
First Quarter                              4.875              3.3125
Second   Quarter                           5.80               3.05
Third Quarter                              5.20               4.15
Fourth Quarter                             5.20               4.00




                                          Common Stock Sale Prices
                                          -------------------------
Fiscal 2000                               High                  Low
--------------------------------------------------------------------
First Quarter                             7.625                5.50
Second   Quarter                          8.3125               5.00
Third Quarter                             7.00                 5.50
Fourth Quarter                            6.9375               2.50



On February 4, 2002 there were approximately 24 holders of record of our 3,760,934 outstanding shares of Common Stock.

On February 4, 2002, the last sale price of the Common Stock as reported on the Nasdaq Bulletin Board was $ 4.00.

There are 1,437,500 warrants with an exercise price of $5.00 per share, that were issued in connection with the Company's IPO in April 1999, that have been re-priced to $4.85 per share with 1,481.959 shares now available for purchase. The number of shares of common stock issuable upon exercise of the warrants and the exercise price of each warrant, was adjusted to reflect the dilution that resulted from the private placement of 333,334 shares of the Company's common stock, that were issued below market in June and July 2000. In addition to the warrants issued with the IPO, 125,000 underwriter's warrants, originally granted with an exercise price of $7.20 per share, were likewise adjusted due to the dilution that occurred with the private placement, to $6.91 per share. However, unlike the warrants issued with the IPO, the numbers of shares available to be purchased by the underwriter's warrants have not been effected by the dilution.

Dividend Policy

We intend, for the foreseeable future, to retain future earnings for use in our business. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition, and other relevant factors.


Item 6. Management's Discussion and Analysis


The following discussion should be read in conjunction with the historical financial statements, including the notes thereto, of the Company included elsewhere herein.


Results of Operations

For the year ended December 28, 2001 compared to the year ended December 29, 2000:

Net Sales

Net Sales for the year ended December 28, 2001 were $9,159,643, as compared to net sales of $8,101,634 for the year ended December 29, 2000. The increase of $1,058,009, or 13 % for the period was attributed to an increase in shipments under the contract with the Defense Supply Center in Philadelphia (DSCP) and an increase in sales volume by IPT of completed production and tooling orders.

Gross Profits

The Company realized an overall gross profit margin percentage for the year ended December 28, 2001 of 30.93%, which represents a decrease from the 31.55% experienced during the year ended December 29, 2000. This decrease can be attributed to the increase in sales of tooling. Orders for tooling are typically followed by production orders. Tooling generally has a lower gross profit then product manufactured from tooling.

Selling and Shipping

Selling and shipping expenses for the year ended December 28, 2001 were $1,150,055 as compared to $1,082,475 for the year ended December 29, 2000. The increase of $67,580 or 6% for the period is primarily attributable to an increase in consulting fees.

General, and Administrative Expenses

General and administrative expenses for the year ended December 28, 2001 were $2,678,003 as compared to $2,901,851 for the year ended December 29, 2000. The decrease of $223,848 or 8% for the period is primarily attributable to a reduction in factory and office expenses of $100,848 and a reduction in accounting fees of $123,000.

Impairment Charge - Long Lived Assets

In December 2001 the Company evaluated its carrying value for the fixed assets, related to its 1998 acquisition of CDP, and determined that impairment in value had incurred for the remaining unamortized balance of the fixed assets of $254,613. During December 2000, the Company evaluated its carrying value for the license and goodwill and determined that impairment in value had occurred, related to its 1998 acquisition of CDP license and goodwill of $400,000 and $1,390,400 respectively.

Reserve for Loan and Interest Receivable

As discussed on page 11, the Company in the year ended December 29, 2000 incurred a charge of $517,616 related to the reserve of the entire note and interest receivable due from Azurel Ltd.

Liquidity and Capital Resources

The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company's primary source of liquidity has been cash flow generated internally from operations. Because the cash flow was insufficient to meet the Company's cash needs, the Company supplemented its cash needs with bank borrowings and long term equipment financing. The Company's cash decreased to $146,478 on December 28, 2001 from $188,213 on December 29, 2000.

Cash flow used in operating activities was $116,096 for the year ended December 28, 2001 on a net loss of $1,271,854. The decrease in accounts receivable is the result of controlled collection efforts. The decrease in inventory is the result of the Company's continued control and monitoring of government components. The increase in prepaid expenses and other current assets is a result of deposits placed and costs associated with tooling and production orders in process but not completed at December 28, 2001. Cash used in investing activities for the year ended December 28, 2001 was $170,364, which consisted of cash for the purchase of tooling, molds, machinery and equipment and a decrease in notes receivable from related parties.

Net cash provided by financing activities for the year ended December 28, 2001 was $244,725. Cash of $608,217 was provided from the bank line of credit. Cash of $268,857 was used to make principal payments on loans and the bank credit line. Cash of $94,635 to make capital lease repayments.

In April 2001, we closed on a revolving line of credit agreement with a bank that provides for a maximum borrowing of up to $1,500,000, subject to certain conditions, at an interest rate of prime plus 1.75%. The loan is secured by substantially all the assets of the company and is unconditionally guaranteed by three officers/shareholders, each limited to $250,000. The agreement provides that, among the other requirements, we maintain a tangible net worth of at least $1,750,000 from the date of the agreement to and including December 30, 2001 and $2,000,000 through April 2003, when the outstanding balance is due.

At December 28, 2001, the Company was below the minimum tangible net worth amount required in its covenant with the bank which constitutes a breach of the credit agreement. The Company and the bank are currently in discussions to amend the minimum tangible net worth covenant to the credit agreement. The amendment, when executed, would have the effect of curing the breach of the tangible net worth covenant for the last quarter of fiscal year 2001 and the first quarter of fiscal year 2002 and establishing a new tangible net worth covenant for the balance of fiscal year 2002. There is no assurance that the Company will be able to satisfactorily negotiate an amendment to the credit agreement with the bank. In the event that the Company is unable to do so, there can be no assurance that the Company will be able to find other sources of credit or working capital in which event operations of the Company would have to be limited.

The auditors' report on the Company's financial statements included elsewhere herein contains an explanatory paragraph about the Company's ability to continue as a going concern. The Company expects that it will require a minimum of $550,000 over the next twelve months to fund its operations and meet its debt service obligation. As of April 8, 2002, the Company has approximately $235,000 of availability on its credit line. In addition, management is seeking to raise additional funds through additional debt and/or equity financing, although there is no assurance it will be successful in securing such financing. If the Company is not successful, the Company may need to make certain reductions in its operations to maximize its available cash resources until additional funds can be raised.


Note Receivable Reserve and Exclusive Supply Agreement between the Company and Azurel Ltd.

We entered into an exclusive supply agreement with Azurel Ltd. (Azurel) dated July 7, 1999 ("the Agreement"). Pursuant to the Agreement, we loaned $500,000 to Azurel in exchange for the exclusive right to supply Azurel with any and all products imported by or on behalf of Azurel. In addition, the Company received warrants, expiring December 31, 2004, to purchase 100,000 shares of Azurel common stock at a purchase price of $1.50 per share. The Company has not received any orders through December 2001.

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

In February 2001, the borrower declared bankruptcy under Chapter 11 of the Federal bankruptcy code in the Bankruptcy Court for the District of New Jersey, Newark Division. As of December 29, 2000 the Company had reserved for the entire note and interest receivable aggregating $517,616.

On January 29, 2002, the Bankruptcy Court approved Azurel's Plan of Reorganization. Pursuant to the terms of the Plan, the Company is scheduled to receive 1,682,844 shares of the reorganized debtor which represents approximately 3 shares for each dollar owed to the Company at the time of the filing of the bankruptcy petition, which aggregated to 517,616.

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

Item 7. Financial Statements


Index to Consolidated Financial Statements
                                                                     Page

Independent Auditors' Report                                         F-1
Consolidated Balance Sheet                                           F-2
Consolidated Statement of Operations                                 F-3
Consolidated Statement of Changes in Stockholders Equity             F-4
Consolidated Statement of Cash Flows                                 F-5
Notes to Consolidated Financial Statements                           F-6 to F-19

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
International Smart Sourcing, Inc. and Subsidiaries
Farmingdale, New York


We have audited the accompanying consolidated balance sheet of International Smart Sourcing, Inc. (formerly ChinaB2Bsourcing.com, Inc.) and Subsidiaries, as of December 29, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 28, 2001 and December 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Smart Sourcing, Inc. and Subsidiaries as of December 28, 2001 and the consolidated results of their operations and their cash flows for the years ended December 28, 2001 and December 29, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2(a) to the financial statements, the Company has suffered recurring losses and is not in compliance with a financial covenant on their credit line, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/Feldman Sherb & Co., P.C.
                                                    ----------------------------
                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants

New York, New York
March 1, 2002

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
             (FORMERLY CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEET

                               December 28, 2001


                                     ASSETS

CURRENT ASSETS:
     Cash                                                      $        146,478
     Accounts receivable - net of allowance for
        doubtful accounts of $15,000                                    776,400
     Note receivable-related party                                       50,983
     Inventories                                                      1,239,621
     Prepaid expenses and other current assets                          448,164
                                                                  --------------
        TOTAL CURRENT ASSETS                                          2,661,646

Property and equipment - net                                            630,408

Note receivable-related party                                           104,710

Other assets                                                             79,514
                                                                  --------------
                                                               $      3,476,278
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                     $      1,148,217
     Deferred revenue                                                   201,632
     Line of credit                                                     511,808
     Current portion of long tem debt
     (including $36,756 to officer/shareholders)                        119,433
     Current portion of obligations under capital leases                 66,480
                                                                  --------------

        TOTAL CURRENT LIABILITIES                                     2,047,570

     Long term debt (including $122,160 to officer/shareholders)        302,786
     Obligations under capital leases                                    87,089
                                                                  --------------
        TOTAL LIABILITIES                                             2,437,445
                                                                  --------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common Stock, $0.001 par value, 10,000,000 shares authorized,
        issued and outstanding 3,760,934                                  3,761
     Additional paid-in capital                                       7,971,928
     Accumulated deficit                                             (6,936,856)
                                                                  --------------
        TOTAL STOCKHOLDERS' EQUITY                                    1,038,833
                                                                  --------------
                                                               $      3,476,278
                                                                  ==============

                See notes to consolidated financial statements.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
             (FORMERLY CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Years Ended
                                        ----------------------------------------
                                          December 28,           December 29,
                                             2001                   2000
                                        ------------------    ------------------

NET SALES                               $        9,159,643    $       8,101,634
COST OF GOODS SOLD                               6,326,445            5,545,613
                                        ------------------    ------------------
       GROSS PROFIT                              2,833,198            2,556,021
                                        ------------------    ------------------


OPERATING EXPENSES
       Selling and shipping                      1,150,055            1,082,475
       General and administrative                2,678,003            2,901,851
       Impairment charge - long lived assets       254,613            1,790,400
       Reserve for loan and interest receivable          -              517,616
                                        ------------------    ------------------
           TOTAL OPERATING EXPENSES              4,082,671            6,292,342
                                        ------------------    ------------------


LOSS FROM OPERATIONS                            (1,249,473)          (3,736,321)

       Interest and other income                   142,535               96,178
       Interest and other expenses                (164,916)            (193,847)
                                        ------------------    ------------------
NET LOSS                                $       (1,271,854)   $      (3,833,990)
                                        ==================    ==================

NET LOSS PER SHARE - BASIC AND DILUTED  $           (0.34)    $           (1.08)
                                        ==================    ==================
WEIGHTED AVERAGE COMMON SHARES                  3,735,000             3,545,000
                                        ==================    ==================


                 See notes to consolidated financial statements.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
             (FORMERLY CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                      Common Stock           Additional
                                               ---------------------------     Paid In      Accumulated
                                                 Shares         Amount         Capital         Deficit         Total
                                               ------------   ------------   ------------   -------------   ------------
Balance December 31, 1999                        3,382,500  $       3,383  $   6,852,204  $   (1,831,012) $   5,024,575

    Net loss                                             -              -              -      (3,833,990)    (3,833,990)
    Issuance of stock from exercise of warrants     10,100             10         50,490               -         50,500
    Sale of stock - private placement              333,334            333        813,019               -        813,352
                                               ------------   ------------   ------------   -------------   ------------
Balance December 29, 2000                        3,725,934          3,726      7,715,713      (5,665,002)     2,054,437

    Net loss                                             -              -              -      (1,271,854)    (1,271,854)
    Issuance of stock to consultants                35,000             35        168,715               -        168,750
    Issuance of stock options to consultants             -              -         87,500               -         87,500
                                               ------------   ------------   ------------   -------------   ------------
Balance December 28, 2001                        3,760,934  $       3,761 $    7,971,928 $    (6,936,856)$    1,038,833
                                               ============   ============   ============   =============   ============







                See notes to consolidated financial statements.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
             (FORMERLY CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Years Ended
                                                                                         ------------------------------
                                                                                         December 28,    December 29,
                                                                                             2001            2000
                                                                                         -------------   --------------
Cash flows from operating activities:
     Net loss                                                                          $   (1,271,854)$     (3,833,990)
                                                                                         -------------   --------------
Adjustments to reconcile net loss to net cash used in operating activities:
        Non-cash expenses related to issuance of stock and stock warrants                     256,250                -
        Depreciation                                                                          215,580          265,258
        Amortization                                                                            6,555          223,800
        Forgiveness of interest payable to officer                                            (21,444)               -
        Impairment charge - long lived assets                                                 254,613        1,790,400
        Reserve for loan and interest receivable                                                    -          517,616

Changes in assets and liabilities:
     Accounts receivable                                                                      551,803         (749,880)
     Inventories                                                                              119,353         (571,643)
     Prepaid expenses and other current assets                                               (158,085)          (9,691)
     Other assets                                                                             207,666          184,625
     Accounts payable and accrued expenses                                                   (308,470)         694,321
     Due to related party                                                                     (61,752)          61,752
     Deferred revenue                                                                          93,689          107,943
                                                                                         -------------   --------------
           Total adjustments                                                                1,155,758        2,514,501
                                                                                         -------------   --------------
Net cash used in operating activities                                                        (116,096)      (1,319,489)
                                                                                         -------------   --------------
Cash flows from investing activities:
     Note receivable from related parties                                                      54,563           42,894
     Expenditures for property and equipment                                                 (224,927)        (404,750)
                                                                                         -------------   --------------
Net cash used in investing activities:                                                       (170,364)        (361,856)
                                                                                         -------------   --------------
Cash flows from financing activities:
     Capital lease repayments                                                                 (94,635)         (78,347)
     Sale of common stock and exercise of warrants                                                  -          863,852
     Proceeds from borrowings                                                                 608,217          200,000
     Principal payments and repayment of loans                                               (268,857)      (1,108,212)
                                                                                         -------------   --------------
Net cash  provided by (used in) financing activities                                          244,725         (122,707)
                                                                                         -------------   --------------
Decrease in cash                                                                              (41,735)      (1,804,052)

Cash - beginning of year                                                                      188,213        1,992,265
                                                                                         -------------   --------------
Cash - end of year                                                                     $      146,478 $        188,213
                                                                                         =============   ==============
Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                                            $      164,916 $        170,757
                                                                                         =============   ==============
     Purchase of equipment through capital leases payable                              $       77,011 $        159,664
                                                                                         =============   ==============
     Conversion of accounts payable to note payable                                    $       12,982 $        150,000
                                                                                         =============   ==============

                 See notes to consolidated financial statements.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
              (Formerly CHINAB2BSOURCING.COM INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED DECEMBER 28, 2001 AND DECEMBER 29, 2000


1.   BUSINESS OF THE COMPANY

     International Smart Sourcing, Inc. (formerly ChinaB2Bsourcing.com, Inc.) ("International") was incorporated in February 1998 in Delaware as a holding company for the purpose of acquiring the common stock of Electronic Hardware Corp. ("EHC") and Compact Disc Packaging Corp. ("CDP") in contemplation of an initial public offering of International's stock (the "Offering"), which was successfully completed in April of 1999. On May 7, 1999 International formed a company called International Plastic Technologies, Inc., ("IPT") a Delaware corporation.

     Hereinafter, International Smart Sourcing, Inc., EHC, CDP, and IPT are collectively referred to as the "Company". On August 17, 2001,
     ChinaB2Bsourcing.com, Inc. changed its name to International Smart Sourcing, Inc.

     The Company and its subsidiaries specialize in the marketing, out-sourcing and manufacturing of injection molded plastic components, products and assemblies used in industrial, consumer and military products. The Company, performs their manufacturing functions, and other services for their customers, through their United States facilities and through their out-sourcing contacts in the Peoples Republic of China.


2.   SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of Presentation - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses of approximately $1,272,000 and $3,834,000, for the years ended December 28, 2001 and December 29, 2000, respectively. In addition, as discussed in Note 8, the Company is not in compliance with their credit line's minimum tangible net worth covenant. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to this matter include, raising additional funds through equity or debt financing and ultimately achieving profitable operations. The Company is in discussions with the bank to amend the minimum tangible net worth requirement. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     (b) Fiscal Year - The Company operates on a "52-53 Week" reporting year ending the last Friday of the month.

     (c) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (d) Recognition of Revenue - Income from sales of goods is recognized when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured. Substantially all of the Company's goods are shipped F.O.B. shipping point. Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales.

     (e) Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated.

     (f) Inventories - Inventories are stated at the lower of cost or market. Cost is determined principally by the use of the first-in, first-out method.

     (g) Depreciation and Amortization - Fixed assets are depreciated on the straight line basis over the estimated useful lives of the related assets. Leasehold improvements are being amortized on the straight line basis over the shorter of the estimated useful life of the improvements, which is 10 years, or the life of the lease.

     (h) Income Taxes - The Company recognizes deferred tax assets and liabilities based on the difference between the financial statements' carrying amount and the tax basis of the assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance related to the deferred tax asset is also recorded when it is probable that some or all of the deferred tax asset will not be realized.

     (i) Net Loss Per Share - Net loss per share is computed based on the weighted average of number of common shares outstanding during each period. Potential common shares are included in the computation of diluted per share amounts during each period that income is reported. In periods that the Company reports a loss, potential common shares are not included in the diluted earnings per share calculation since the inclusion of those shares in the calculation would be anti-dilutive.

     (j) Accounting for Long-Lived Assets - The Company reviews long-lived asserts for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability of assets to be held and used in operations, is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     (k) Stock Based Compensation - The Company accounts for its stock based compensation plan under APB Opinion No. 25, "Accounting for Stock Issued to Employee," ("APB 25"). The Company has also adopted Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) and for disclosure purposes, Has adopted the proforma disclosure requirements of SFAS 123

     (l)  New Accounting Standards

          (i) In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS no. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on December 29 2001. As of December 28, 2001, the Company had no unamortized goodwill.

          (ii) In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position or results of operations in future periods.

3.       CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

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

         During the years ended December 28, 2001 and December 29, 2000, two customers accounted for approximately 54% and 38%, respectively of the Company's sales. The customer also accounted for approximately 47% of the Company's outstanding accounts receivable as of December 28, 2001.


4.       INVENTORIES

         Inventories consist of the following at December 28, 2001:

                 Raw Materials                    $            61,344
                 Work in Process                               64,380
                 Finished Goods                               724,679
                 Components                                   389,218
                                                      ----------------
                                                  $         1,239,621
                                                      ================


5.       PROPERTY AND EQUIPMENT

         Property and equipment are comprised of the following at December 28, 2001:



                                               Life
                                            ---------------     ----------------
              Machinery and Equipment        5-10 Years       $       3,496,388
              Tools, Dies and Molds          5-10 Years               1,526,665
              Leasehold Improvements         10 Years                   276,883
              Office Furniture and Fixtures  5 Years                    218,576
                                                                ----------------
                                                                      5,518,512
                   Less: Accumulated Depreciation                    (4,888,104)
                                                                ----------------
                                                              $         630,408
                                                                ================

         At December 28, 2001 the Company had $373,186 of its property and equipment under capital leases, with accumulated depreciation of $171,583.

         During the year ended December 31, 2001, the Company determined that the value of the fixed assets of its CDP subsidiary has been impaired due to CDP's losses since inception, with only minimally expected revenues in the near term. Accordingly, the Company incurred a charge for the remaining umamortized balance of $254,613.

6.       INTANGIBLE ASSETS

         In March 1998, the Company entered into an exclusive license agreement with a corporation, which grants the Company the rights to manufacture, market and sell a compact disc packaging system.

         During December 2000, the Company evaluated its carrying value for the license, and the goodwill that resulted from the purchase of CDP. The Company has had only minimal sales of its compact disc packaging product. In addition, management was unable to reasonably estimate expected cash flows from future revenues to substantiate the carrying value. Based on these circumstances management determined that an impairment in value had occurred for the remaining unamortized balance of the license and goodwill of $400,000 and $1,390,000, respectively.

         In August 2001, the Company's exclusive license agreement was terminated due to non payment of minimum royalty fees.


7.       OBLIGATIONS UNDER CAPITAL LEASES

         The Company leases certain equipment under various capital lease arrangements expiring in December 2002 through November 2005. Following is a summary of future minimum payments under capital leases:

                    2002                                          $      86,068
                    2003                                                 45,798
                    2004                                                 34,798
                    2005                                                 13,381
                                                                 ---------------

                                                                        180,045
                    Less: amounts representing interest                  26,476
                                                                 ---------------

                    Present value of lease payments                     153,569
                    Less: current portion                                66,480
                                                                 ---------------

                    Long-term portion of capital lease obligations $     87,089
                                                                 ===============


8.       LINE OF CREDIT

         In March 2001, the Company entered into a line of credit agreement with a commercial bank. The line has a maximum credit limit of $1,500,000, which is advanced against the following criteria: (a) up to 80% of eligible accounts receivable, not more than 90 days from the invoice date, (b) up to 50% of eligible finished goods inventory maximized at $500,000 and (c) up to 70% of the liquidation value of machinery and equipment owned by the Company's EHC subsidiary, maximized at $500,000, based on an appraisal value by an appraiser acceptable to the commercial bank. As of December 28, 2001, the Company has drawn $511,808 from their available credit line.

         The line of credit agreement bears interest at prime plus 1.75% (6.50% at December 28, 2001) for advances up to $1,500,000, and prime plus 3.75% for advances greater than $1,500,000. The credit agreement required the Company to maintain a minimum tangible net worth of $2,000,000 as of December 28, 2001. As of such date, the Company had a tangible net worth of approximately $1,039,000 and therefore was not in compliance with the minimum tangible net worth covenant. The Company is in discussions with the bank to amend the minimum tangible net worth requirement. There is no assurance that the Company will be able to satisfactorily negotiate an amendment to the credit agreement with the bank. In the event that the Company is unable to do so, there can be no assurance that the Company will be able to find other sources of credit or working capital in which event operations of the Company would have to be limited. This credit line expires two years from the date of issuance.

9.       LOANS PAYABLE

         Loans payable are comprised of the following at December 28, 2001:

         (a)Loan agreement payable in monthly installments of $2,903 of principal and interest at 7% per annum due February 2007.
            The   loan   is   guaranteed   by   the   Company's    three
            officers/shareholders....................................  $ 150,652

         (b)Various loans payable to officer/shareholders, all bearing interest at 10% per annum, payable in monthly installments ranging from $2,125 to $4,840 including interest.  The loans are due in dates  ranging  from July 2001  through  February
            2004.....................................................    158,916

         (c)In  December  2000  the  Company  converted  an  outstanding payable to an outside  consultant  into a loan  payable with monthly  installments of $4,840 of principal and interest at
            10% per annum due January 2004...........................    104,889

         (d)In July 2001 the Company converted an outstanding payable to the union welfare fund into a loan payable with monthly installments of $1,153 of principal and interest at 12% per
            annum due July 2002 .....................................      7,762
                                                                       ---------
                                                                         422,219
                  Less: current portion                                  119,433
                                                                       ---------
                  Long-term portion                                    $ 302,786
                                                                       =========

         Long term debt matures as follows:

                2002                  $            119,433
                2003                               122,553
                2004                                73,695
                2005                                67,625
                2006                                33,159
                Thereafter                           5,754
                                          -----------------
                                      $            422,219
                                          =================

         The Company estimates that the fair value of the above loans approximates their carrying value.


10.      STOCKHOLDERS' EQUITY

         a. In June and July 2000, the Company sold an aggregate of 333,334 shares of its common stock at $3.00 per share through a private placement. Net proceeds from the offering after the underwriting commissions and other related fees were $813,352. In additions to commissions and fees paid from the private placement proceeds, warrants to purchase 53,334 shares of common stock, at an exercise price of $3.00 were granted for services provided in connection with the private placement.

         b. In July and September 2000, the Company issued an aggregate of 10,100 shares of common stock, pursuant to the exercise of warrants at $5.00 per share, for net proceeds of $50,500.

         c. In April 2001, the Company issued 10,000 shares of stock, at a fair value of $68,750, pursuant to a consulting agreement.

         d.    In  April  2001,  the  Company  issued  options  to  purchase  an aggregate of 25,000 shares of its common stock exercisable at $3.50 per share to a consultant for services provided. Accordingly, the Company has valued the options at their fair value and has recorded a charge to operations in the amount of $87,500.

         e. In December 2001, the Company issued 25,000 shares of stock at a fair value of $100,000 pursuant to a consulting agreement.


11.      NOTE RECEIVABLE

         In July and August 1999, the Company loaned to another company (the "borrower") with which it had an exclusive supply agreement, an aggregate of $500,000 at an interest rate of 8% per annum. The Company received 150,000 warrants to purchase the common stock of the company to which it issued these loans. The original terms of the loan were to have the loan repaid by November 15, 1999. In June 2000, the Company renegotiated the loans, whereby a security interest, as collateral for the loan and accrued interest, was granted on the inventory of the borrower. In consideration for the security agreement, the Company granted an extension of maturity of the notes to January 31, 2001. In February 2001, the borrower declared bankruptcy under Chapter 11 of the Federal bankruptcy code. As of December 29, 2000, the Company reserved for the entire note and interest receivable aggregating $517,616. On January 29, 2002, The Bankruptcy Court approved the borrower's Plan of Reorganization. Pursuant to the terms of the Plan, the Company is scheduled to receive 1,682,844 shares of the reorganized debtor which represents approximately 3 shares for each dollar owed to the Company at the time of the filing of the bankruptcy petition.


12.      INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

         The major tax deferred asset (liability) items are as follows:

                                                     Years ended
                                       -----------------------------------------
                                       December 28, 2001       December 29, 2000
                                       ------------------      -----------------
         Depreciation                  $          14,000       $         20,000
         Amortization                                  -                 76,000
         Write-off of loan receivable                  -                176,000
         Impaired long lived assets               67,000                609,000
         Other                                         -                      -
         Net operating loss carryforwards      2,245,000              1,055,000
                                       ------------------      -----------------
                                               2,326,000              1,936,000
         Less: valuation allowance            (2,326,000)            (1,936,000)
                                       ------------------      -----------------
                                       $               -       $              -
                                       ==================      =================

         The income tax benefit differs from the amount computed by applying the statutory federal income tax rate to the loss before the income taxes income as follows:

                                                                                        Years ended
                                                                         ------------------------------------------
                                                                         December 28, 2001      December 29, 2000
                                                                         ------------------     -------------------
         Income tax benefit computed at the Federal statutory rate  $             432,000   $         1,304,000
         Effect of permanent differences                                          (89,000)             (885,000)
         Effect of temporary differences                                          (14,000)              (20,000)
         Deductions for which no benefit is recognized                           (329,000)             (399,000)
                                                                         ------------------     -------------------
                                                                    $                   -   $                 -
                                                                         ==================     ===================

         The Company has a net operating loss carryforward for tax purposes totaling approximately $6,600,000 at December 28, 2001 expiring between the years 2010 through 2021. The resulting deferred tax asset of approximately $2,245,000 has been offset by a corresponding valuation allowance.


13.      RETIREMENT PLAN

         The Company sponsors a 401(k) savings plan covering all non-union employees who have attained the age of 21 and have completed 3 months of service. Participants may contribute up to 15% of their annual compensation, subject to certain limitations. In addition, the Company may make contributions to the plan. During the years ended December 28, 2001 and December 29, 2000, the Company did not make any contributions to the plan.

14.      CASH GAIN SHARING PROGRAM

         The Company's full time, non-union employees and other key company employees receive additional compensation as determined by cash profits, as defined, under the Cash Gain Sharing Program. For the years ending December 28, 2001 and December 39, 2000 there was no additional compensation earned.


15.      STOCK OPTION AND GRANT PLAN

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

         In April 2000, the Company granted 310,500 stock options to key employees and a member of the board of directors at an exercise price of $5.125 per share. The 60,500 options for the employees vest on the second anniversary of the agreement and expire on the fifth anniversary of the agreement. The remaining 250,000 options were granted to a member of the board of directors, vest at 20% per year, over the five year life of the options.

         In June and July 2000, the Company granted warrants to purchase 53,334 shares of common stock, at an exercise price of $3.00, for services and fees in connection with a private placement for the sale of common stock. Such warrants expire 5 years from the date of issue.

         In connection with the private placement of 333,334 share of common stock in June and July 2000, the Company was required to adjust the exercise price and the number of warrants sold in connection with the Company's initial public offering ("IPO") in April 1999. In additions the Company was required to adjust the exercise price of the underwriter's warrants. These adjustments were required due to the dilutive effect of the private placement. Such adjustments and additional issuances of warrants are based on formulas specified in the Company's Warrant Agreement filed with the Company's IPO.

         In January 2001, the Company granted 67,500 stock options to key employees and members of the board of directors at an exercise price of $2.50 per share. The stock options vest on the second anniversary of the agreement and expire on the fifth anniversary of the agreement. In April 2001, the Company granted 25,000 stock warrants to a consultant at an exercise price of $3.50 per share. The stock warrants are exercisable on the date of grant and expire on the fifth anniversary of the agreement.

         For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended December 28, 2001 and December 29, 2000: (i) annual dividends of $0.00, (ii) expected volatility of 200% and 79% for the years ended December 28, 2001 and December 29, 2000, respectively, (iii) risk-free interest rate of 5.7%, and (iv) expected option lives of three years for the years ended December 28, 2001 and December 29, 2000. The weighted average fair value of the stock options granted for the years ended December 28, 2001 and December 29, 2000 was $2.31 and $4.08, respectively.

         The following tables illustrates the Company's stock option and warrant issuances and balances outstanding as of, and during the years ended December 28, 2001 and December 29, 2000, retroactively restated for the aforementioned anti-dilution provisions related to the Company's common stock warrants.


                                                                 OPTIONS                          WARRANTS
                                                      ------------------------------    ------------------------------
                                                                         Weighted                          Weighted
                                                         Shares           Average          Shares           Average
                                                       Underlying        Exercise        Underlying        Exercise
                                                        Options            Price          Warrants           Price
                                                      -------------     ------------    -------------     ------------
         Outstanding at December 31, 1999                  161,000   $         4.08        1,731,959   $         5.01
                  Granted                                  310,500             5.13           53,334             3.00
                  Canceled                                 (4,000)             4.00                -                -
                  Exercised                                     -                 -          (10,100)            5.00
                                                      -------------     ------------    -------------     ------------
         Outstanding at December 29, 2000                  467,500             4.77        1,775,193             4.95
                  Granted                                   67,500             2.50           25,000             3.50
                  Canceled                                 (3,000)             4.00                -                -
                  Exercised                                     -                 -                -                -
                                                      -------------     ------------    -------------     ------------
         Outstanding at December 28, 2001                 531,500    $         4.49        1,800,193   $         4.93
                                                      =============     ============    =============     ============

         The following is additional information with respect to the Company's options and warrants as of December 28, 2001:

                                  OPTIONS OUTSTANDING                                            OPTIONS
                                                                                               EXERCISABLE
         ----------------------------------------------------------------------     ----------------------------------
                              Number of         Weighted                            Number of
                              Outstanding       Average            Weighted         Exercisable
                              Shares            Remaining          Average          Shares             Weighted
                              Underlying        Contractual        Exercise         Underlying         Average
           Exercise Price     Options           Life               Price            Options            Exercise Price
         ----------------    --------------    ---------------    -------------     --------------     ---------------
             $ 2.50                 67,000       4.00 years          $ 2.50               -                    -
             $ 4.00                129,000       2.58 years          $ 4.00            129,000             $4.00
             $ 4.50                 25,000       2.58 years          $ 4.50             25,000             $4.50
             $ 5.13                310,500       3.29 years          $ 5.13             50,000             $5.13
         ----------------    --------------    ---------------    -------------     --------------     ---------------
                                   531,500       3.15 years          $ 4.49            204,000             $4.34
                             ==============    ===============    =============     ==============     ===============

                                 WARRANTS OUTSTANDING                                           WARRANTS
                                                                                               EXERCISABLE
        -----------------------------------------------------------------------     ----------------------------------
          Exercise Price         Number of         Weighted                          Number of
                               Outstanding        Average           Weighted         Exercisable
                                 Shares          Remaining          Average          Shares            Weighted
                               Underlying       Contractual         Exercise         Underlying        Average
                               Warrants            Life             Price            Warrants          Exercise Price
        -----------------   --------------    ---------------    -------------     --------------     ---------------

        $3.00-$3.50                 78,334       3.89 years          $ 3.16               78,334            $3.16
        $4.85-$6.91              1,721,859       3.29 years          $ 5.01            1,721,859            $5.01
                             --------------    ---------------    -------------     --------------     ---------------
                                 1,800,193       2.38 years          $ 4.93            1,800,193            $4.93
                             ==============    ===============    =============     ==============     ===============

         Had compensation cost for the Company's two option plans been determined in accordance with SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                                                                            Years ended
                                                                            -------------------    -------------------
                                                                            December 28, 2001      December 29, 2000
                                                                            -------------------    -------------------

         Net loss:                                          As reported  $         (1,271,854)  $         (3,833,990)

                                                              Pro forma  $         (1,741,063)  $         (4,207,777)
         Net loss per share:
                    Basic and diluted                       As reported  $              (0.34)  $              (1.08)
                    Basic and diluted                         Pro forma  $              (0.47)  $              (1.19)


16.      KEY MAN LIFE INSURANCE

         The Company is the beneficiary of a $500,000 life insurance policy on the life of the President of the Company.


17.      COLLECTIVE BARGAINING AGREEMENT

         The Company's factory employees and factory supervisors are represented by a collective bargaining agreement between a local branch of a major national labor trade union and the Company. Such agreement expires in May 2004.


18.      RELATED PARTY TRANSACTIONS

         a. Sales during the years ended December 28, 2001 and December 29, 2000 included $682,000 and $809,000, respectively to another company owned by three officer/stockholders of the
                  Company.  Gross   profit  on  such  sales  was  approximately
                  $257,000 and $235,000  for  the years ended  December 28, 2001
                  and  December 29, 2000,   respectively.  Accounts  receivable
                  from the related  company  was  $32,144 at December  28, 2001.
                  In  September  1999,  the   Company   converted   outstanding
                  accounts receivable of $253,150 into a term loan at 8% per annum, with monthly payments of $5,133 per month inclusive of principal and interest for 5 years starting January 1, 2000. The balance of the note receivable on December 28, 2001 is $155,693.

         b. The Company leases its premises from a company owned by two of the officer/stockholders of the Company at an annual rental of $161,444. Such lease expires in December 2005. The mortgage on the premises in the amount of $452,817 at December 28, 2001 is guaranteed by the Company.

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


19.      CONSULTING AGREEMENT

         In March 1998, the Company entered into a ten year consulting agreement in connection with the Company's plans to develop manufacturing resources in the People's Republic of China ("China"). The consultant, who is board member of the Company, will be paid at an hourly rate as mutually determined and agreed upon by the Company and the consultant from time to time and 1.5% of the net cost, as defined, of all products manufactured in China up to $5,000,000 per year and 1% of net costs in excess of $5,000,000. The Company expensed $12,785 and $31,775, respectively, in the years ended December 28, 2001 and December 29, 2000 under this consulting agreement.

20.      PREFERRED STOCK

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

21.      STOCKHOLDERS' AGREEMENTS

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

22.      SEGMENT AND GEOGRAPHIC INFORMATION

         The Company views its operations as principally two segments, the manufacturing and assembly of injection molded plastic components and outsourcing of injection molded plastic components and their assemblies. The segments share a common workforce and office headquarters, which preclude an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment. The Company's segment information for the years ended December 28, 2001 and December 29, 2000 are as follows:


                                                     Manufacturing                        Corporate
                                                          and                                and
                                                       Assembly        Outsourcing          Other          Consolidated
                                                    ----------------   -------------------------------    ----------------
      Year ended December 28, 2001
           Sales to unaffiliated customers       $        7,026,317 $     2,133,326  $        -        $        9,159,643
           Interest and other income                         76,098          18,045            48,392             142,535
           Interest and other expenses                      115,198           8,650            41,068             164,916
           Depreciation and amortization                    114,444          93,099            14,592             222,135
           Segment assets                                 2,340,577         886,320           249,381           3,476,278
           Long lived asset expenditures                    135,748          89,179           -                   224,927
           Segment income (loss)                 $          246,903 $    (1,090,952) $       (427,805) $       (1,271,854)



                                                     Manufacturing                        Corporate
                                                          and          Outsourcing           and           Consolidated
                                                       Assembly                             Other
                                                    ----------------   -------------    --------------    ----------------
      Year ended December 29, 2000
           Sales to unaffiliated customers       $        5,733,691 $     2,315,891  $         52,052  $        8,101,634
           Interest Income                                   16,676          18,702            60,800              96,178
           Interest Expense                                  68,888           3,112           121,847             193,847
           Depreciation and amortization                    213,768          10,463           264,827             489,058
           Segment assets                                 2,522,382       1,706,645           239,098           4,468,125
           Long lived asset expenditures                    172,241         108,154           284,019             564,414
           Segment loss                          $          239,000 $      (735,862) $     (3,337,128) $       (3,833,990)

23.      COMMITMENTS AND CONTINGENCIES

         - The Company leases office space in Shanghai, China at a rental rate of $5,300 per month. The lease is for 24 monthly periods expiring on February 28, 2003.

         - The Company has been named as a defendant in an employment discrimination action which it believes is without merit, and is vigorously defending itself against such matter. Consequently, no provision for this matter has been made as of December 28, 2001.


Item 8. Changeds in and Disagreements with Accountants on Accounting and Financial Disclosure


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

None



(B) Reports on Form 8-K

None

                                   SIGNATURES




In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              INTERNATIONAL SMART SOURCING, INC.



April 11, 2002                                /s/ David Kassel
--------------                                    -----------------------
Date                                              David Kassel
                                                  Chairman and
                                                  Chief Executive Officer





In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.


Signature               Title                                       Date

/s/ David Kassel
----------------        Chairman of the Board                   April 11, 2002
                        of Directors and Chief Executive
                        Officer

/s/ Andrew Franzone     President of EHC, Director              April 11, 2002
-------------------

/s/ Harry Goodman       Vice President and Secretary,           April 11, 2002
-----------------       Director


/s/ Arthur Myers        Chief Financial Officer                 April 11, 2002
----------------

/s/ Bao-Wen Chen        Director                                April 11, 2002
----------------

/s/ Carl Seldin Koerner Director                                April 11, 2002
-----------------------

/s/ Mitchell Solomon    Director                                April 11, 2002
--------------------