Form 10-Q
period 2002-03-31
INTERNATIONAL SMART SOURCING INC
filed 2002-05-13
CIK 1057695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                    FOR THE THREE MONTHS ENDED MARCH 29, 2002

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

                           YES      X                                  NO _____

As of May 1, 2002, the Registrant had 3,760,934 shares of its Common Stock, $0.001 par value, issued and outstanding.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                 MARCH 29, 2002

                                      INDEX


   Page

Number

         PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements (Unaudited)

                  Consolidated Balance Sheet                              1
                  Consolidated Statements of Operations                   2
                           Consolidated Statements of Cash Flows          3
                           Notes to Consolidated Financial Statements     4 - 5

                  Item 2 - Management's Discussion and Analysis or
                           Plan of Operation                              6 - 10

         PART II - OTHER INFORMATION

                  Item 1 - Legal Proceedings                             11
                  Item 2 - Changes in Securities and Use of Proceeds     11
                  Item 3 - Defaults upon Senior Securities               11 - 12
                  Item 4 - Submission of Matters to a Vote of
                           Security Holders                              12
                  Item 5 - Other Information                             12
                  Item 6 - Exhibits and reports on Form 8-K              12


         SIGNATURE                                                       13

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                 March 29, 2002


                                     ASSETS

CURRENT ASSETS:
     Cash                                                      $        167,943
     Accounts receivable - net of allowance for
        doubtful accounts of $15,000                                    784,129
     Note receivable-related party                                       51,665
     Inventories                                                      1,391,722
     Prepaid expenses and other current assets                          336,033
                                                                  --------------
        TOTAL CURRENT ASSETS                                          2,731,492

Property and equipment - net                                            587,026

Note receivable-related party                                            95,811

Other assets                                                            120,346
                                                                  --------------
                                                               $      3,534,675
                                                                  ==============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                     $      1,364,960
     Deferred revenue                                                    53,851
     Line of credit                                                     800,324
     Current portion of long tem debt
        (including $37,682 to officer/shareholders)                     120,881
     Current portion of obligations under capital leases                 64,067
                                                                  --------------
        TOTAL CURRENT LIABILITIES                                     2,404,083

     Long term debt (including $112,384 to officer/shareholders)        273,206
     Obligations under capital leases                                    78,134
                                                                  --------------
        TOTAL LIABILITIES                                             2,755,423
                                                                  --------------

CONTINGENCY

STOCKHOLDERS' EQUITY:
     Common Stock, $0.001 par value, 10,000,000 shares authorized,
        issued and outstanding 3,760,934                                  3,761
     Additional paid-in capital                                       7,971,928
     Accumulated deficit                                             (7,196,437)
                                                                  --------------
        TOTAL STOCKHOLDERS' EQUITY                                      779,252
                                                                  --------------
                                                               $      3,534,675
                                                                  ==============



                See notes to consolidated financial statements.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                         Three Months Ended
                                                                             -------------------------------------------
                                                                                 March 29,               March 30,
                                                                                    2002                   2001
                                                                             -------------------    --------------------
NET SALES                                                                $            2,313,363  $            2,145,966
COST OF GOODS SOLD                                                                    1,593,188               1,448,495
                                                                             -------------------    --------------------
       GROSS PROFIT                                                                     720,175                 697,471
                                                                             -------------------    --------------------
OPERATING EXPENSES
       Selling and shipping                                                             222,976                 283,856
       General and administrative                                                       738,743                 702,521
                                                                             -------------------    --------------------
           TOTAL OPERATING EXPENSES                                                     961,719                 986,377
                                                                             -------------------    --------------------
LOSS FROM OPERATIONS                                                                   (241,544)               (288,906)

       Interest and other income                                                          2,063                   4,314
       Interest and other expenses                                                      (20,100)                (18,741)
                                                                             -------------------    --------------------
NET LOSS                                                                 $             (259,581) $             (303,333)
                                                                             ===================    ====================
NET LOSS PER SHARE - BASIC AND DILUTED                                   $                (0.07) $                (0.08)
                                                                             ===================    ====================
WEIGHTED AVERAGE COMMON SHARES                                                        3,760,934               3,725,934
                                                                             ===================    ====================



                 See notes to consolidated financial statements.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                         Three Months Ended
                                                                                 --------------------------------------
                                                                                    March 29,            March 30,
                                                                                      2002                 2001
                                                                                 ----------------    ------------------
Cash flows from operating activities:
      Net loss                                                                $         (259,581)$            (303,333)
                                                                                 ----------------    ------------------
 Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation                                                                    45,575                63,848
          Amortization                                                                     6,555                   942

Changes in assets and liabilities:
      Accounts receivable                                                                 (7,729)              152,565
      Receivable from related party                                                            -               (16,929)
      Inventories                                                                       (152,101)               23,200
      Prepaid expenses and other current assets                                          112,131                36,835
      Other assets                                                                       (40,832)               17,146
      Accounts payable and accrued expenses                                              216,743               (38,521)
      Due to related party                                                                     -                17,416
      Deferred revenue                                                                  (147,781)               (3,714)
                                                                                 ----------------    ------------------
             Total adjustments                                                            32,561               252,788
                                                                                 ----------------    ------------------

Net cash used in operating activities                                                   (227,020)              (50,545)
                                                                                 ----------------    ------------------
Cash flows from investing activities:
      Note receivable from related parties                                                 8,217                     -
      Expenditures for property and equipment                                             (8,748)              (18,497)
                                                                                 ----------------    ------------------
Net cash used in investing activities:                                                      (531)              (18,497)
                                                                                 ----------------    ------------------
Cash flows from financing activities:
      Capital lease repayments                                                           (11,368)              (22,546)
      Proceeds from borrowings                                                           288,516               109,000
      Principal payments and repayment of loans                                          (28,132)              (30,723)
                                                                                 ----------------    ------------------
Net cash  provided by financing activities                                               249,016                55,731
                                                                                 ----------------    ------------------
Increase (decrease) in cash                                                               21,465               (13,311)

Cash - beginning of year                                                                 146,478               188,213
                                                                                 ----------------    ------------------
Cash - end of period                                                          $          167,943 $             174,902
                                                                                 ================    ==================



                 See notes to consolidated financial statements.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 29, 2002

                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on form 10-KSB for the year ended December 28, 2001.

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 29, 2002 and the results of operations and cash flows for the three month periods ended March 29, 2002 and March 30, 2001 have been included.

         The results of operations for the three month periods ended March 29, 2002, are not necessarily indicative of the results to be expected for the full year ended December 27, 2002.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and is not in compliance with their credit line's minimum tangible net worth covenant. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to this matter include, raising additional funds through equity or debt financing and ultimately achieving profitable operations. The Company is in discussions with the bank to amend the minimum tangible net worth requirement. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


2.       CONTINGENCY

         The Company has been named as a defendant in an employment discrimination action which it believes is without merit, and is vigorously defending itself against such matter. Consequently, no provision for this matter has been made as of March 29, 2002.

3.       SEGMENT AND GEOGRAPHIC INFORMATION

          The Company views its operations as principally two segments, the manufacturing and assembly of injection molded plastic components and outsourcing of injection molded plastic components and their assemblies. The segments share a common workforce and office headquarters, which preclude an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment. The Company's segment information for the three months ended March 29, 2002 and March 30, 2001 are as follows:

                                              Manufacturing                          Corporate
                                                   and                                  and
                                                Assembly          Outsourcing          Other           Consolidated
                                             ----------------    --------------  ----------------     ----------------
Three Months ended March 29, 2002
        Sales to unaffiliated customers  $         1,789,896  $        521,967  $          1,500  $         2,313,363
        Segment assets                             2,440,838           990,248           103,589            3,534,675
        Segment income (loss)            $            29,392  $       (199,790) $        (89,183) $          (259,581)


                                              Manufacturing                          Corporate
                                                   and                                  And
                                                Assembly          Outsourcing          Other           Consolidated
                                             ----------------    --------------     -------------     ----------------
Three Months ended March 30, 2001
        Sales to unaffiliated customers  $         1,658,548  $        486,464  $            954  $         2,145,966
        Segment assets                             2,267,093         1,495,864           455,508            4,218,465
        Segment income (loss)            $           128,718  $       (326,249) $       (105,802) $          (303,333)


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

                                  The Company

International Smart Sourcing, Inc. was organized as a holding company for its three wholly-owned subsidiaries (collectively, "ISS" or the Company):

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

                    International Plastic Technologies (IPT)

At IPT, we specialize in assisting companies reduce their cost of manufacturing by outsourcing work to China. Through our offices in the United States and China, IPT has put in place the system necessary to simplify the transition of moving work to China. IPT's product specialization includes:

     o   tooling

     o   injection molding and secondary operations

     o   castings

     o   mechanical assemblies

     o   electromechanical assemblies

     o   metal stampings

IPT generated revenue of $521,967 for the three months ended March 29, 2002.
IPT has established an office in Shanghai, with engineering, quality, production control and administrative personnel who provide:

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

                      Electronic Hardware Corporation (EHC)

Our EHC subsidiary has over 30 years of experience in the design, marketing and manufacture of injection molded plastic components used in industrial, consumer, and military products. We also offer secondary operations on our molded products. Services such as hand painting, pad printing, hot stamping and engraving are provided at a customer's request. These marking systems can be used on most materials and varying contours. EHC generated revenue of $1,789,896 for the three months ended March 29, 2002.

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

                       Compact Disc Packaging Corp. (CDP)

Our CDP subsidiary is currently inactive. It generated revenue of $1,500 for the three months ended March 29, 2002. Its business is the manufacturing, marketing and sale of a compact disc packaging system.


RESULTS OF OPERATIONS

For the three months ended March 29, 2002 compared to the three months ended March 30, 2000.

NET SALES

Net sales for the three month-period ended March 29, 2002 were $2,313,363 compared to sales of $2,145,966 and for the three-month period ended March 30, 2001. The increase of $167,397 or 8% was attributed to the continuation of the contract with the Defense Supply Center in Philadelphia (DSCP), and completion of tooling orders.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the three-month period ended March 29, 2002 of 31.13%, as compared to 32.50% experienced during the three month period ended March 30, 2001. This decrease of 1.37%, can be attributed to the increase in sales of tooling. Orders for tooling are typically followed by productions orders. Tooling generally has a lower gross profit then product manufactured from tooling.


OPERATING EXPENSES

Selling and Shipping

Selling and shipping expenses for the three-months ended March 29, 2002 were $222,976 as compared to $283,856 for the three-months ended March 30, 2002. The decrease of $60,880 or 21% for the period is primarily attributable to a decrease in consulting fees.

General, and Administrative Expenses

General and administrative expenses for the three months ended March 29, 2002 were $738,743 as compared to $702,521 for the three months ended March 30, 2002. The increase of $36,222 or 5% for the period is primarily attributable to an increase in insurance costs of approximately $8,000, an increase in rent expense of $13,700 and an increase in professional fees of approximately $14,500.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company's primary source of liquidity has been cash flows generated internally from operations. When cash flows have been insufficient to meet the Company's cash needs, the Company has supplemented its cash needs with bank borrowings and long term equipment financing. The Company's cash increased to $167,943 on March 29, 2002 from $146,478 on December 28, 2001.

Cash flow used in operating activities was $227,020 for the three-months ended March 29, 2002 on a net loss of $259,581. The minimal increase in accounts receivable is the result of controlled collection efforts. The increase in inventory is the result of the Company's buildup of inventory to respond to increased government orders and shipments. The decrease in prepaid expenses and other current assets, is a result of the expensing of deposits on materials and molds associated with tooling and production orders that were completed during the three months ended March 29, 2002. Net cash used in investing activities for the three-month period March 29, 2002 was $531, this consisted of $8,748 in cash for the purchase of tooling, molds, machinery and equipment, and collections of $8,217 in cash from notes receivable from related parties.

Net cash provided by financing activities for the three-month period ended March 29, 2002 was $249,016. Cash of $288,516 was provided from the bank line of credit. Cash of $28,132 was used to make principal payments on loans and the bank credit line and $11,368 to make capital lease repayments.

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

At December 28, 2001 and March 29, 2002, the Company was below the minimum tangible net worth amount required in its covenant with the bank which constitutes a breach of the credit agreement. The Company and the bank are currently in discussions to amend the minimum tangible net worth covenant to the credit agreement. The amendment, when executed, would have the effect of curing the breach of the tangible net worth covenant for the last quarter of fiscal year 2001 and the first quarter of fiscal year 2002 and establishing a new tangible net worth covenant for the balance of fiscal year 2002. There is no assurance that the Company will be able to satisfactorily negotiate an amendment to the credit agreement with the bank. In the event that the Company is unable to do so, there can be no assurance that the Company will be able to find other sources of credit or working capital in which event operations of the Company would have to be limited.

The auditors' report on the Company's financial statements, in our annual Form 10-KSB, included an explanatory paragraph about the Company's ability to continue as a going concern. The Company expects that it will require a minimum of $550,000 to fund its operations and meet its debt service obligation for the fiscal year ended December 27, 2002. As of May 1, 2002, the Company has approximately $190,000 of availability on its credit line. In addition, management is seeking to raise additional funds through additional debt and/or equity financing, although there is no assurance it will be successful in securing such financing. If the Company is not successful, the Company may need to make certain reductions in its operations to maximize its available cash resources until additional funds can be raised.

CAUTIONARY FACTORS REGARDING FUTURE OPERATING RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any such forward-looking statements are based on current expectations of future events and are subject to risks and uncertainties, which could cause actual results to vary materially from those indicated. Actual results could differ due to a number of factors, including negative developments relating to unforeseen order cancellations or push outs, the Company's strategic relationships, the impact of intense competition and changes in our industry. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company has been brought as a defendant in an employment discrimination action before the Division of Human Rights of the State of New York. The Company is vigorously defending this action.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  BANK DEBT

In April, 2001, we, through our subsidiary EHC, entered into a credit agreement with the Connecticut Bank of Commerce to provide up to $1.5 million dollars in a revolving credit line for EHC's working capital purposes and to allow EHC to repay monies owed to approved affiliates. EHC is barred from obtaining loans under the revolving credit line if the aggregate amount of the loans exceeds a formula specified in the credit agreement. All monies loaned under the credit line are to be paid in full in April, 2003. Interest on the monies loaned is due in monthly installments at the rate of 1 3/4 % per annum above Connecticut Bank of Commerce's prime commercial lending rate (6.5% at March 29, 2002).

The credit agreement will terminate in April, 2003, or earlier upon an event of default. However, the credit agreement may be renewed for periods of time up to one year after April, 2003, unless a party to the agreement notifies the other party that it does not wish to renew the agreement. The loan is secured by almost all of our assets and the obligations due under such loan are guaranteed (to the extent set forth in executed guarantee agreements) by ISS, IPT, and CDP. The loan is also guaranteed by Andrew Franzone, Harry Goodman and David L. Kassel, each guarantee limited to $250,000.

The credit agreement requires us to provide the bank with financial reports and statements. The agreement provides that, among other requirements, we maintain a tangible net worth of at least $1,750,000 from the date of the agreement to and including December 30, 2001 and $2,000,000 through April 2003, when the outstanding balance is due. The credit agreement contains a formula, based on our accounts receivable that determines the portion of the $1.5 million dollars which we may borrow at any time. At March 29, 2002 based on this formula we were permitted to borrow up to approximately $800,000. The balance outstanding on the line of credit at March 29, 2002 amounted to $800,324.

At March 29, 2002 and December 28, 2001, the Company was below the minimum tangible net worth amount required in its covenant with the bank which constitutes a breach of the credit agreement. The Company and the bank are currently in discussions to amend the minimum tangible net worth covenant to the credit agreement. he amendment, when executed, would have the effect of curing the breach of the tangible net worth covenant for the last quarter of fiscal year 2001 and the first quarter of fiscal year 2002 and establishing a new tangible net worth covenant for the balance of fiscal year 2002. There is no assurance that the Company will be able to satisfactorily negotiate an amendment to the credit agreement with the bank. In the event that the Company is unable to do so, there can be no assurance that the Company will be able to find other sources of credit or working capital in which event operations of the Company would have to be limited.

We and all of our subsidiaries are barred from taking on additional debt except for the following:

o    debt to the Connecticut Bank of Commerce;
o    trade payables in the ordinary course of business;
o debt covered under the terms of a Debt Subordination Agreement with the Connecticut Bank of Commerce;
o debt covered under the terms of an Intercreditor Agreement among the Long Island Development Company and the Connecticut Bank of Commerce; and
o debt under a loan or equipment lease for the sole purpose of acquiring machinery and equipment not to exceed $50,000 in the aggregate during each fiscal year.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

         None

Reports on 8-K:

         No reports were filed on Form 8K during the quarter ended March 29, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



INTERNATIONAL SMART SOURCING, INC.

May  ___ , 2002                          /S/David Kassel
                                            --------------------------------
------------                                David Kassel
Date                                        Chairman and Chief Executive Officer


May ___ , 2002                           /S/Arthur Myers
                                            --------------------------------
------------                                Arthur Myers
Date                                        Chief Financial Officer