Form 10QSB
period 2002-06-28
INTERNATIONAL SMART SOURCING INC
filed 2002-08-12
CIK 1057695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE SIX MONTHS ENDED JUNE 28, 2002

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

                           YES      X                                  NO _____

As of July 22, 2002, the Registrant had 3,760,934 shares of its Common Stock, $0.001 par value, issued and outstanding.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                  JUNE 28, 2002

                                      INDEX

                                                                         Page
                                                                         Number

       PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements (Unaudited)

                  Consolidated Balance Sheet                               1
                  Consolidated Statements of Operations                    2
                  Consolidated Statements of Cash Flows                    3
                  Notes to Consolidated Financial Statements               4 - 7

         Item 2 - Management's Discussion and Analysis or
                  Plan of Operation                                        7 - 9

       PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                        9
         Item 2 - Changes in Securities and Use of Proceeds                9
         Item 4 - Submission of Matters to a Vote of Security Holders      10
         Item 5 - Other Information                                        10
         Item 6 - Exhibits and Reports on Form 8-K                         10


         SIGNATURE                                                         11


         Exhibits 99.1 and 99.2                                            12-13

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
             (FORMERLY CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 28, 2002
                                   (unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
     Cash                                                                                            $         23,078
     Accounts receivable - net of allowance for
        doubtful accounts of $15,000                                                                        1,056,043
     Note receivable-related party                                                                             19,522
     Inventories                                                                                            1,604,533
     Prepaid expenses and other current assets                                                                187,740
                                                                                                        --------------
        TOTAL CURRENT ASSETS                                                                                2,890,916

Property and equipment - net                                                                                  553,645

Other assets                                                                                                  215,100
                                                                                                        --------------
                                                                                                     $      3,659,661
                                                                                                        ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                           $      1,613,498
     Deferred revenue                                                                                          79,165
     Line of credit                                                                                           799,595
     Current portion of long tem debt                                                                          98,419
     Current portion of obligations under capital leases                                                       56,486
                                                                                                        --------------
        TOTAL CURRENT LIABILITIES                                                                           2,647,163

     Long term debt (including $140,996 to officer/shareholders) - less current portion                       281,567
     Obligations under capital leases - less current portion                                                   67,771
                                                                                                        --------------
        TOTAL LIABILITIES                                                                                   2,996,501
                                                                                                        --------------

CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common Stock, $0.001 par value, 10,000,000 shares authorized,
        3,760,934 shares issued and outstanding                                                                 3,761
     Additional paid-in capital                                                                             7,971,928
     Accumulated deficit                                                                                   (7,312,529)
                                                                                                        --------------
        TOTAL STOCKHOLDERS' EQUITY                                                                            663,160
                                                                                                        --------------
                                                                                                     $      3,659,661
                                                                                                        ==============

                See notes to consolidated financial statements.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
             (FORMERLY CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                     Three Months Ended                   Six Months Ended
                                                            ----------------------------------   ----------------------------------
                                                               June 28,           June 29,          June 28,           June 29,
                                                                 2002               2001              2002               2001
                                                            ---------------    ---------------   ---------------    ---------------
NET SALES                                                $       2,629,259  $       2,507,545 $       4,942,622  $       4,653,511
COST OF GOODS SOLD                                               1,825,209          1,748,831         3,418,397          3,197,326
                                                            ---------------    ---------------   ---------------    ---------------
      GROSS PROFIT                                                 804,050            758,714         1,524,225          1,456,185
                                                            ---------------    ---------------   ---------------    ---------------

OPERATING EXPENSES
      Selling and shipping                                         210,734            321,346           433,710            605,202
      General and administrative                                   649,281            620,053         1,388,024          1,312,143
                                                            ---------------    ---------------   ---------------    ---------------
         TOTAL OPERATING EXPENSES                                  860,015            941,399         1,821,734          1,917,345
                                                            ---------------    ---------------   ---------------    ---------------

LOSS FROM OPERATIONS                                               (55,965)          (182,685)         (297,509)          (461,160)

      Interest and other income                                      1,008              4,140             3,071              8,454
      Interest and other expenses                                  (61,135)           (42,703)          (81,235)           (71,875)
                                                            ---------------    ---------------   ---------------    ---------------
NET LOSS                                                  $       (116,092) $        (221,248) $       (375,673) $        (524,581)
                                                            ===============    ===============   ===============    ===============

NET LOSS PER SHARE - BASIC AND DILUTED                   $           (0.03) $           (0.06)$           (0.10) $           (0.14)
                                                            ===============    ===============   ===============    ===============

WEIGHTED AVERAGE COMMON SHARES                                   3,760,934          3,732,563         3,760,934          3,725,934
                                                            ===============    ===============   ===============    ===============



                 See notes to consolidated financial statements.

                INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
               (FORMERLY CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                              Six Months Ended
                                                                                       ------------------------------
                                                                                         June 28,        June 29,
                                                                                           2002            2001
                                                                                       -------------  ---------------
Cash flows from operating activities:
     Net loss                                                                        $     (375,673)$       (524,581)
                                                                                       -------------  ---------------

Adjustments to reconcile net loss to net cash used in operating activities:
        Non-cash expenses related to issuance of stock and stock warrants                         -          156,250
        Depreciation and amortization                                                       102,828          130,744


Changes in assets and liabilities:
     Accounts receivable                                                                   (279,643)          36,525
     Receivable from related party                                                                -           (7,859)
     Inventories                                                                           (364,912)          76,192
     Prepaid expenses and other current assets                                              260,424         (167,067)
     Other assets                                                                          (135,586)        (135,717)
     Accounts payable and accrued expenses                                                  465,281         (159,283)
     Due to related party                                                                         -           17,265
     Deferred revenue                                                                      (122,467)         295,028
                                                                                       -------------  ---------------
           Total adjustments                                                                (74,075)         242,078
                                                                                       -------------  ---------------
Net cash used in operating activities                                                      (449,748)        (282,503)
                                                                                       -------------  ---------------
Cash flows from investing activities:
     Collection of note receivable from related parties                                     136,171                -
     Expenditures for property and equipment                                                (19,853)         (49,416)
                                                                                       -------------  ---------------
Net cash provided by (used in) investing activities:                                        116,318          (49,416)
                                                                                       -------------  ---------------
Cash flows from financing activities:
     Capital lease repayments                                                               (35,523)         (57,735)
     Proceeds from borrowings                                                               307,844          687,350
     Principal payments and repayment of loans                                              (62,291)        (189,269)
                                                                                       -------------  ---------------
Net cash  provided by  financing activities                                                 210,030          440,346
                                                                                       -------------  ---------------
Increase (decrease) in cash                                                                (123,400)         108,427

Cash - beginning of year                                                                    146,478          188,213
                                                                                       -------------  ---------------
Cash - end of period                                                                 $       23,078 $        296,640
                                                                                       =============  ===============


                  See notes to consolidated financial statements.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 28, 2002

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

          In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 28, 2002 and the results of operations and cash flows for the six month periods ended June 28, 2002 and June 29, 2001 have been included.

          The results of operations for the six-month period ended June 28, 2002, are not necessarily indicative of the results to be expected for the full year ending December 27, 2002.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, and was not in compliance with their credit line's minimum tangible net worth covenant. In addition, the bank that provided the Company with its credit facility was closed by the Connecticut Banking Department on June 27th, 2002, with the F.D.I.C. assuming receivership of the failed bank. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to this matter include, replacing their financing arrangement through an alternative lending institution, raising additional funds through equity or debt financing and ultimately achieving profitable operations. The Company is in discussions with various financial institutions to replace its line of credit. In the interim, the F.D.I.C. has continued to service the Company's credit facility, although it is uncertain at this time what the ultimate disposition of the facility will be. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2.        RECENT ACCOUNTING PRONOUNCEMENTS

          FASB 145

          On April 30, 2002, the FASB issues SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments, and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

          FASB 146

          In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.


3.       CONTINGENCIES

          The Company has been named as a defendant in three employment discrimination complaints, which it believes are without merit, and is vigorously defending. As of June 28, 2002, no specific damages related to the complaints have been asserted.

4.       SEGMENT AND GEOGRAPHIC INFORMATION

          The Company views its operations as principally two segments, the manufacturing and assembly of injection molded plastic components and outsourcing of injection molded plastic components and their assemblies. The segments share a common workforce and office headquarters, which preclude an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment. The Company's segment information for the three months and six months ended June 28, 2002 and June 29, 2001 are as follows:


                                              Manufacturing                          Corporate
                                                   and                                  and
                                                Assembly          Outsourcing          Other           Consolidated
                                             ----------------    --------------     -------------     ----------------

Three Months ended June 28, 2002
        Sales to unaffiliated customers  $         2,175,711  $        453,548  $              -  $         2,629,259
        Segment assets                             2,550,018           962,389           147,254            3,659,661
        Segment income (loss)            $           123,560  $       (207,378) $        (32,274) $          (116,092)


                                              Manufacturing                          Corporate
                                                   and                                  And
                                                Assembly          Outsourcing          Other           Consolidated
                                             ----------------    --------------     -------------     ----------------
Three Months ended June 29, 2001
        Sales to unaffiliated customers  $         1,827,555  $        679,990  $              -  $         2,507,545
        Segment assets                             2,451,163         1,842,091           434,634            4,727,888
        Segment income (loss)            $           241,121  $       (258,572) $       (203,797) $          (221,248)



                                              Manufacturing                          Corporate
                                                   and                                  and
                                                Assembly          Outsourcing          Other           Consolidated
                                             ----------------    --------------     -------------     ----------------
Six Months ended June 28, 2002
        Sales to unaffiliated customers  $         3,965,607  $        975,515  $          1,500  $         4,942,622
        Segment assets                             2,550,018           962,389           147,254            3,659,661
        Segment income (loss)            $           104,890  $       (407,168) $        (73,395) $          (375,673)


                                              Manufacturing                          Corporate
                                                   and                                  And
                                                Assembly          Outsourcing          Other           Consolidated
                                             ----------------    --------------     -------------     ----------------
Six Months ended June 29, 2001
        Sales to unaffiliated customers  $         3,487,122  $      1,166,389  $              -  $         4,653,511
        Segment assets                             2,451,163         1,842,091           434,634            4,727,888
        Segment income (loss)            $           369,839  $       (584,821) $       (309,599) $          (524,581)




5. SUBSEQUENT EVENTS

Subsequent to June 28, 2002, two officers/ stockholders of the Company loaned the organization a total of an additional $100,000, with interest at ten percent per annum. The officers/stockholders are forgoing any repayment of principal on all loans to the Company for a period of one year.



ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (SEC) recently issued proposed guidance for disclosure of critical accounting policies. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. The company plans to adopt the disclosure requirements regarding critical accounting policies once the final rules are required to be adopted.

RESULTS OF OPERATIONS

For the three months and six months ended June 28, 2002 compared to the three and six months ended June 29, 2001.

NET SALES

Net sales for the three and six month period ended June 28, 2002 were $2,629,259 and $4,942,622 respectively, compared to sales of $2,507,545 and $4,653,511 for the three and six-month period ended June 29, 2001. The increase of $121,714 or 5% for the three-month period and $289,111 or 6% for the six-month period was attributed to the continuation of the contract with the Defense Supply Center in Philadelphia (DSCP), and completion of tooling orders.


GROSS PROFITS

The Company realized an overall gross profit margin percentage for the three and six-month period ended June 28, 2002 of 30.6% and 30.8% respectively, as compared to 30.3% and 31.3% experienced during the three and six-month period ended June 29, 2001. This increase of .3% for the three-month period and decrease of .5% for the six-month period can be attributed to the deterioration and resulting correction of some pricing percentages on various government orders experienced during the period.

OPERATING EXPENSES

Selling and Shipping

Selling and shipping expenses for the three and six-month period ended June 28, 2002 were $210,734 and $433,710 respectively, as compared to $321,346 and $605,202 for the three and six-month period ended June 29, 2001. The decrease of $110,612 or 34.4% for the three-month period and $171,492 or 28.3% for the six-month period is primarily attributable to a decrease in payroll and related expenses and consulting fees.

General, and Administrative Expenses

General and administrative expenses for the three and six-month period ended June 28, 2002 were $649,281 and $1,388,024 respectively, as compared to $620,053 and $1,312,143 for three and six-month period ended June 29, 2001. The increase of $29,228 or 4.7% for the three-month period and $75,881 or 5.8% for the six-month period is primarily attributable to an increase in insurance costs of approximately $20,000, an increase in rent expense of $25,000 and an increase in professional fees of approximately $30,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company's primary source of liquidity has been cash flows generated internally from operations. When cash flows have been insufficient to meet the Company's cash needs, the Company has supplemented its cash needs with bank borrowings and long term equipment financing. The Company's cash decreased to $23,078 at June 28, 2002 from $146,478 at December 28, 2001.

Cash flow used in operating activities was $449,748 for the six-months ended June 28, 2002 on a net loss of $375,673. The increase in accounts receivable is the result of increases in sales for the period. The increase in inventory is the result of the Company's buildup of inventory to respond to increased government orders and shipments. The decrease in prepaid expenses and other current assets is a result of the expensing of deposits on materials and molds associated with tooling and production orders that were completed during the six-months ended June 28, 2002. Net cash provided by investing activities for the six-month period ended June 28, 2002 was $116,318, this consisted of cash collections of $136,171 from notes receivable from related parties offset by $19,853 for purchases of tooling, molds, machinery and equipment.

Net cash provided by financing activities for the six-month period ended June 28, 2002 was $210,030. Cash of $307,844 was provided from the bank line of credit. Cash of $62,291 was used to make principal payments on loans and the bank credit line and $35,523 to make capital lease repayments.

In April 2001, we closed on a revolving line of credit agreement with a bank that provides for a maximum borrowing of up to $1,500,000, subject to certain conditions, at an interest rate of prime plus 1.75%. The loan is secured by substantially all the assets of the Company and is unconditionally guaranteed by three officers/shareholders, each limited to $250,000.

The bank that provided the Company with the credit facility was closed by the Connecticut Banking Department on June 27th, 2002, with the F.D.I.C. assuming receivership of the failed bank. Management's plans with respect to this matter include, replacing their financing arrangement through an alternative lending institution, raising additional funds through equity or debt financing and ultimately achieving profitable operations. The Company is in discussions with various financial institutions to replace its line of credit. In the interim, the F.D.I.C. has continued to service the Company's credit facility, although it is uncertain at this time what the ultimate disposition of the facility will be. Subsequent to June 28, 2002, two officers/ stockholders of the Company loaned the organization a total of an additional $100,000, with interest at ten percent per annum. The officers/stockholders are forgoing any repayment of principal on all loans to the Company for a period of one year.

In the event that the Company is unable to find other sources of credit or working capital, operations of the Company would have to be limited.

The auditors' report on the Company's financial statements, in our annual Form 10-KSB, included an explanatory paragraph about the Company's ability to continue as a going concern. The Company expects that it will require a minimum of $105,000 to fund its operations and meet its debt service obligation for the fiscal year ending December 27, 2002. As of August 7, 2002, the Company has approximately $110,000 of availability on its credit line. In addition, management is seeking to raise additional funds through additional debt and/or equity financing, although there is no assurance it will be successful in securing such financing. If the Company is not successful, the Company may need to make certain reductions in its operations to maximize its available cash resources until additional funds can be raised.

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


PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company has been named as a defendant in three employment discrimination complaints, which it believes are without merit, and is vigorously defending. As of June 28, 2002, no specific damages related to the complaints have been asserted.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on June 4, 2002. At the Annual Meeting, the Company's stockholders voted (i) to elect David Kassel, Andrew Franzone, Harry Goodman, Mitchell Solomon, and Carl Seldin Koerner to serve as directors of the Company until the 2003 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified; (ii) to approve an amendment to the Company's 1998 Stock Option and Grant Plan (the "Grant Plan") to increase the total number of shares of common stock, par value $.001 per share, of the Company (the "Common Stock") that may be issued under the Grant Plan from 800,000 to 1,000,000.

The election of directors and the amendment to change the Company's Stock Option and Grant Plan were both approved by a majority vote of stockholders.


ITEM 5.  OTHER INFORMATION

In April 2001, we closed on a revolving line of credit agreement with a bank that provides for a maximum borrowing of up to $1,500,000, subject to certain conditions, at an interest rate of prime plus 1.75%. The loan is secured by substantially all the assets of the company and is unconditionally guaranteed by three officers/shareholders, each limited to $250,000.

The bank that provided the Company with a credit facility was closed by the Connecticut Banking Department on June 27th, 2002, with the F.D.I.C. assuming receivership of the failed bank. Management's plans with respect to this matter include, replacing their financing arrangement through an alternative lending institution, raising additional funds through equity or debt financing and ultimately achieving profitable operations. The F.D.I.C. has continued to service the Company's credit facility. The Company is in discussions with various financial institutions to replace the line of credit. Subsequent to June 28, 2002, two officers/ stockholders of the Company loaned the organization a total of an additional $100,000, with interest at 10% per annum. The officers/stockholders are forgoing any repayment of principal on all loans to the Company for a period of one year.

Additionally, in June 2002, EHC was awarded a one-year extension of its contract with the United States Government Defense Supply Center Philadelphia (DSCP). EHC estimates the full value of the extension to be approximately $5,000,000. The extension commenced on June 21, 2002 and terminates on June 20, 2003.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

         99.1 and 99.2

Reports on 8-K:

         No reports were filed on Form 8K during the quarter ended June 28, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



INTERNATIONAL SMART SOURCING, INC.

August  12, 2002                                  /S/David Kassel
                                            --------------------------------
------------                                David Kassel
Date                                        Chairman and Chief Executive Officer


August 12 , 2002                                  /S/Arthur Myers
                                            --------------------------------
------------                                Arthur Myers
Date                                        Chief Financial Officer