Form 10QSB
period 2002-09-27
INTERNATIONAL SMART SOURCING INC
filed 2002-11-12
CIK 1057695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2002

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

                           YES      X                                  NO _____

As of October 18, 2002, the Registrant had 3,760,934 shares of its Common Stock, $0.001 par value, issued and outstanding.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                               SEPTEMBER 27, 2002

                                      INDEX


   Page

Number

         PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements (Unaudited)

                  Consolidated Balance Sheet                                   1
                  Consolidated Statements of Operations                        2
                  Consolidated Statements of Cash Flows                        3
                  Notes to Consolidated Financial Statements               4 - 8

                  Item 2 - Management's Discussion and Analysis or
                           Plan of Operation                              8 - 11

         PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                           11
         Item 2 - Changes in Securities and Use of Proceeds                   11
         Item 3 - Defaults Upon Senior Securities                             11
         Item 4 - Submission of Matters to a Vote of Security Holders         11
         Item 5 - Other Information                                           12
         Item 6 - Exhibits and Reports on Form 8-K                       12 - 13


         SIGNATURES                                                           14

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 27, 2002
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                                                              $        147,261
     Accounts receivable - net of allowance for
        doubtful accounts of $15,000                                                                          1,006,757
     Inventories                                                                                              1,560,065
     Prepaid expenses and other current assets                                                                  147,239
                                                                                                          --------------
        TOTAL CURRENT ASSETS                                                                                  2,861,322

Property and equipment - net                                                                                    508,210

Marketable securities available for sale                                                                         84,142

Other assets                                                                                                    192,243
                                                                                                          --------------
                                                                                                       $      3,645,917
                                                                                                          ==============


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                             $      1,351,995
     Deferred revenue                                                                                            76,528
     Line of credit                                                                                             832,828
     Current portion of long-term debt (including $20,161 to officer/shareholders)                              111,892
     Current portion of obligations under capital leases                                                         46,974
                                                                                                          --------------
        TOTAL CURRENT LIABILITIES                                                                             2,420,217

     Long-term debt (including $270,835 to officer/shareholders) - less current portion                         390,695
     Obligations under capital leases - less current portion                                                     63,495
                                                                                                          --------------
        TOTAL LIABILITIES                                                                                     2,874,407
                                                                                                          --------------

CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common Stock, $0.001 par value, 10,000,000 shares authorized,
        issued and outstanding 3,760,934                                                                          3,761
     Additional paid-in capital                                                                               7,971,928
     Accumulated deficit                                                                                     (7,204,179)
                                                                                                          --------------
        TOTAL STOCKHOLDERS' EQUITY                                                                              771,510
                                                                                                          --------------
                                                                                                       $      3,645,917
                                                                                                          ==============



                 See notes to consolidated financial statements.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                Three Months Ended                  Nine Months Ended
                                                          --------------------------------   ---------------------------------
                                                          September 27,     September 28,    September 27,     September 28,
                                                              2002              2001              2002              2001
                                                          --------------    --------------   ---------------   ---------------

NET SALES                                              $      2,644,996  $      2,202,673 $       7,587,618 $       6,856,184
COST OF GOODS SOLD                                            1,749,159         1,483,901         5,167,557         4,681,227
                                                          --------------    --------------   ---------------   ---------------
      GROSS PROFIT                                              895,837           718,772         2,420,061         2,174,957
                                                          --------------    --------------   ---------------   ---------------
OPERATING EXPENSES
      Selling and shipping                                      179,111           159,746           612,821           764,948
      General and administrative                                673,407           768,160         2,061,431         2,080,303
                                                          --------------    --------------   ---------------   ---------------
         TOTAL OPERATING EXPENSES                               852,518           927,906         2,674,252         2,845,251
                                                          --------------    --------------   ---------------   ---------------
INCOME (LOSS) FROM OPERATIONS                                    43,319          (209,134)         (254,191)         (670,294)

      Interest and other income                                 110,742            53,489           113,813            61,943
      Interest and other expenses                               (45,711)          (47,372)         (126,945)         (119,247)
                                                          --------------    --------------   ---------------   ---------------

NET INCOME (LOSS)                                      $        108,350  $       (203,017) $       (267,323) $       (727,598)
                                                          ==============    ==============   ===============   ===============
NET INCOME (LOSS) PER SHARE
      Basic                                            $           0.03  $          (0.05)$           (0.07)$           (0.19)
                                                          ==============    ==============   ===============   ===============
      Diluted                                          $           0.03  $          (0.05)$           (0.07)$           (0.19)
                                                          ==============    ==============   ===============   ===============
WEIGHTED AVERAGE COMMON SHARES
      Basic                                                   3,760,934         3,735,934         3,760,934         3,731,490
                                                          ==============    ==============   ===============   ===============
      Diluted                                                 3,764,487         3,735,934         3,760,934         3,731,490
                                                          ==============    ==============   ===============   ===============





                 See notes to consolidated financial statements.

                 INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                               Nine Months Ended
                                                                                         ------------------------------
                                                                                         September 27,   September 28,
                                                                                             2002            2001
                                                                                         -------------   --------------

Cash flows from operating activities:
     Net loss                                                                          $     (267,323)$       (727,598)
                                                                                         -------------   --------------
Adjustments to reconcile net loss to net cash used in operating activities:
        Non-cash expenses related to issuance of stock and stock warrants                           -          156,250
        Depreciation and amortization                                                         152,250          200,481
        Issuance of note payable for services                                                       -           11,535
        Marketable securities received in settlement of note and interest receivable          (84,142)               -

Changes in assets and liabilities:
     Accounts receivable                                                                     (230,357)          54,410
     Inventories                                                                             (320,444)         104,761
     Prepaid expenses and other current assets                                                323,770          (10,744)
     Other assets                                                                            (112,729)        (335,840)
     Accounts payable and accrued expenses                                                    203,778           12,694
     Due to related party                                                                           -          (61,752)
     Deferred revenue                                                                        (125,104)         423,508
                                                                                         -------------   --------------
           Total adjustments                                                                 (192,978)         555,303
                                                                                         -------------   --------------
Net cash used in operating activities                                                        (460,301)        (172,295)
                                                                                         -------------   --------------
Cash flows from investing activities:
     Note receivable from related parties                                                     155,693           31,246
     Purchase of property and equipment                                                       (20,912)        (158,801)
                                                                                         -------------   --------------
Net cash provided by (used in) investing activities                                           134,781         (127,555)
                                                                                         -------------   --------------
Cash flows from financing activities:
     Capital lease repayments                                                                 (52,240)        (120,782)
     Net proceeds from borrowings                                                             471,020          687,350
     Principal payments and repayment of loans                                                (92,477)        (370,268)
                                                                                         -------------   --------------
Net cash  provided by  financing activities                                                   326,303          196,300
                                                                                         -------------   --------------
Increase (decrease) in cash                                                                       783         (103,550)

Cash - beginning of period                                                                    146,478          188,213
                                                                                         -------------   --------------
Cash - end of period                                                                   $      147,261 $         84,663
                                                                                         =============   ==============




                 See notes to consolidated financial statements.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 27, 2002
                                   (UNAUDITED)


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

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 27, 2002 and the results of operations and cash flows for the nine month periods ended September 27, 2002 and September 28, 2001 have been included.

         The results of operations for the nine-month period ended September 27, 2002, are not necessarily indicative of the results to be expected for the full year ending December 27, 2002.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, and did not comply with their credit line's minimum tangible net worth covenant. In addition, the bank that provided the Company with its credit facility was closed by the Connecticut Banking Department on June 27, 2002, with the F.D.I.C. assuming receivership of the failed bank. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to this matter include, replacing their financing arrangement through an alternative lending institution, raising additional funds through equity or debt financing and ultimately achieving profitable operations. The Company is in discussions with various financial institutions to replace its line of credit. In the interim, the F.D.I.C. has continued to service the Company's credit facility, although it is uncertain at this time what the ultimate disposition of the facility will be. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 27, 2002
                                   (UNAUDITED)

         -continued


2.         RECENT ACCOUNTING PRONOUNCEMENTS

         FASB 145

          On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments, and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

         FASB 146

         In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 27, 2002
                                   (UNAUDITED)

         -continued


3.       INVESTMENTS

         In August 2002, the Company received 1,682,844 shares of common stock as a settlement for a note and interest receivable. The note receivable was originally issued to another company (the "borrower") in July and August 1999. In February 2001, the borrower declared bankruptcy under Chapter 11 of the Federal bankruptcy code. The Company had fully reserved the note and interest receivable of $517,616. On January 29, 2002, The Bankruptcy Court approved the borrower's Plan of Reorganization, pursuant to which the Company received 1,682,844 shares of the reorganized debtor common stock, which represents approximately 3 shares for each dollar owed to the Company at the time of the filing of the bankruptcy petition, or $517,616. The Company has valued these shares at $.05 per share, and accordingly has recorded other income of $84,142. The Company has determined that these marketable securities are to be held for an indefinite period and thus classified as available for sale. Unrealized gains or losses on these securities are added to stockholders' equity as accumulated other comprehensive gain or loss. The Company has not recorded any unrealized gain for the nine months ended September 27, 2002.


4.       NOTES PAYABLE

         In July and August 2002 the Company entered into notes payable with three officer / shareholders of the Company, for $50,000 each, for a total of $150,000. These notes bear interest at 10% per annum and are payable in 12 monthly installments of $417 commencing August 1, 2002, followed by 36 monthly installments of $1,613. Each installment applies payment first to unpaid interest and then to principal. These notes mature in August 2006.


5.       CONTINGENCIES

         The Company was brought as a defendant in six employment discrimination complaints, and on October 17, 2002 was in the process of an arbitration agreement to settle these complaints for an aggregate amount of approximately $42,000. Accordingly, the Company has accrued $42,000 as of September 27, 2002.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 27, 2002
                                   (UNAUDITED)

         -continued


6.       SEGMENT AND GEOGRAPHIC INFORMATION

          The Company views its operations as principally two segments, the manufacturing and assembly of injection molded plastic components and outsourcing of injection molded plastic components and their assemblies. The segments share a common workforce and office headquarters, which preclude an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment. The Company's segment information for the three months and nine months ended September 27, 2002 and September 28, 2001 is as follows:


                                              Manufacturing                          Corporate
                                                   and                                  and
                                                Assembly          Outsourcing          Other           Consolidated
                                             ----------------    --------------     -------------     ----------------
Three Months ended
        September 27, 2002
        Sales to unaffiliated customers  $         2,064,319  $        580,677  $              -  $         2,644,996
        Segment assets                   $         2,542,972  $        922,936  $        180,009  $         3,645,917
        Segment income (loss)            $           115,566  $        (65,465) $         58,249  $           108,350


                                              Manufacturing                          Corporate
                                                   and                                  And
                                                Assembly          Outsourcing          Other           Consolidated
                                             ----------------    --------------     -------------     ----------------
Three Months ended
           September 28, 2001
        Sales to unaffiliated customers  $         1,733,709  $        468,964  $              -  $         2,202,673
        Segment assets                   $         2,316,122  $      1,867,920  $        383,742  $         4,567,784
        Segment income (loss)            $            45,576  $       (164,315) $        (84,278) $          (203,017)


                                              Manufacturing                          Corporate
                                                   and                                  and
                                                Assembly          Outsourcing          Other           Consolidated
                                             ----------------    --------------     -------------     ----------------
Nine Months ended
           September 27, 2002
        Sales to unaffiliated customers  $         6,029,926  $      1,556,192  $          1,500  $         7,587,618
        Segment assets                   $         2,542,972  $        922,936  $        180,009  $         3,645,917
        Segment income (loss)            $           220,456  $       (472,633) $        (15,146) $          (267,323)



               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 27, 2002
                                   (UNAUDITED)

         -continued

                                              Manufacturing                          Corporate
                                                   and                                  And
                                                Assembly          Outsourcing          Other           Consolidated
                                             ----------------    --------------     -------------     ----------------
Nine Months ended
           September 28, 2001
        Sales to unaffiliated customers  $         5,220,831  $      1,635,353  $              -  $         6,856,184
        Segment assets                   $         2,316,122  $      1,867,920  $        383,742  $         4,567,784
        Segment income (loss)            $           415,415  $       (749,136) $       (393,877) $          (727,598)




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


RESULTS OF OPERATIONS

For the three months and nine months ended September 27, 2002 compared to the three and nine months ended September 28, 2001.


NET SALES

Net sales for the three and nine month periods ended September 27, 2002 were $2,644,996 and $7,587,618 respectively, compared to sales of $2,202,673 and $6,856,184 for the three and nine-month periods ended September 28, 2001. The increase of $442,323 or 20% for the three-month period and $731,434 or 11% for the nine-month period was attributed to the continuation of the contract with the Defense Supply Center in Philadelphia (DSCP), and the completion of tooling orders.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the three and nine-month periods ended September 27, 2002 of 33.9% and 31.9% respectively, as compared to 32.6% and 31.7% experienced during the three and nine-month periods ended September 28, 2001. The increase of 2.0% for the three-month period and ..9% for the nine-month period can be attributed to the continued correction of pricing percentages on various government orders experienced during the period.


OPERATING EXPENSES

Selling and Shipping

Selling and shipping expenses for the three and nine-month periods ended September 27, 2002 were $179,111 and $612,821 respectively, as compared to $159,746 and $764,948 for the three and nine-month periods ended September 28, 2001.

The increase of $19,365 or 12.1% for the three-month period and decrease of $152,127 or 19.9% for the nine-month period is primarily attributable to an increase in freight and shipping costs of approximately $47,000 offset by decreases in payroll and consulting expenses of approximately $20,000 and $213,000, respectively.

General and Administrative Expenses

General and administrative expenses for the three and nine-month periods ended September 27, 2002 were $673,407 and $2,061,431 respectively, as compared to $768,160 and $2,080,303 for the three and nine-month periods ended September 28, 2001. The decrease of $94,753 or 12.3% for the three-month period and $18,872 or ..9% for the nine-month period is primarily attributable to a decrease in payroll and related expenses of approximately $85,000, offset by an increase in rent expense of approximately $39,000.

Interest and other income

Income and other income for the three and nine-month periods ended September 27, 2002 were $110,742 and $113,813 respectively, as compared to $53,489 and $61,943 for the three and nine-month periods ended September 28, 2001. The increase of $57,253 or 107% for the three-month period and $51,870 or 84% for the nine-month period is primarily attributable to the recovery of a previously reserved note receivable, through the receipt of 1,682,844 shares of the debtors common stock. The Company has valued these shares at $.05 per share, or $84,142. In addition, the Company received $20,000 from the sale of machinery and equipment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company's primary source of liquidity has been cash flows generated internally from operations. When cash flows have been insufficient to meet the Company's cash needs, the Company has supplemented its cash needs with bank borrowings and long-term equipment financing. The Company's cash increased to $147,261 at September 27, 2002 from $146,478 at December 28, 2001.

Cash flows used in operating activities was $460,301 for the nine-months ended September 27, 2002 on a net loss of $267,323. The increase in accounts receivable is the result of increases in sales for the period. The increase in inventory is the result of the Company's buildup of inventory to respond to increased government orders and shipments. The decrease in prepaid expenses and other current assets is a result of the expensing of deposits on materials and molds associated with tooling and production orders that were completed during the nine-months ended September 27, 2002. Net cash provided by investing activities for the nine-month period ended September 27, 2002 was $134,781, such activities consisted of cash collections of $155,593 from notes receivable from related parties, offset by $20,912 for purchases of tooling, molds, machinery and equipment.

Net cash provided by financing activities for the nine-month period ended September 27, 2002 was $326,303. Cash of $471,020 was provided from borrowings on the Company's line of credit, and $150,000 in notes payable from officer/shareholders of the Company. Cash of $92,477 was used to make principal payments on loans and the bank credit line and $52,240 to make capital lease repayments.

In April 2001, the Company closed on a revolving line of credit agreement with a bank that provided for a maximum borrowing of up to $1,500,000, subject to certain conditions, at an interest rate of prime plus 1.75%. The loan is secured by substantially all the assets of the Company and is unconditionally guaranteed by three officers/shareholders, each limited to $250,000.

The bank that provided the Company with the credit facility was closed by the Connecticut Banking Department on June 27, 2002, with the F.D.I.C. assuming receivership of the failed bank. Management's plans with respect to this matter include, replacing their financing arrangement through an alternative lending institution, raising additional funds through equity or debt financing and ultimately achieving profitable operations.

The Company is in discussions with various financial institutions to replace its line of credit. In the interim, the F.D.I.C. has continued to service the Company's credit facility, although it is uncertain at this time what the ultimate disposition of the facility will be. During the quarter ended September 27, 2002, three officers/ stockholders of the Company loaned the organization a total of an additional $150,000, with interest at ten percent per annum. The officers/stockholders are forgoing any repayment of principal on all loans to the Company for a period of one year.

In the event that the Company is unable to find other sources of credit or working capital, operations of the Company would have to be limited.

The auditors' report on the Company's financial statements, in our annual Form 10-KSB, included an explanatory paragraph about the Company's ability to continue as a going concern. The Company expects that current cash flows from operations will be sufficient to fund its operations and meet its debt service obligation for the remainder of the fiscal year ending December 27, 2002. As of October 18, 2002, the Company had approximately $1,000,000 outstanding on its bank line of credit, and the F.D.I.C. has capped the advances at this amount. In addition, management is seeking to raise additional funds through additional debt and/or equity financing, although there is no assurance it will be successful in securing such financing. If the Company is not successful, the Company may need to make certain reductions in its operations to maximize its available cash resources until additional funds can be raised.


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


PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company was named as a defendant in six employment discrimination complaints, and on October 17, 2002 was in the process of an arbitration agreement to settle these complaints for an aggregate amount of approximately $42,000. Accordingly, the Company made a $42,000 provision for such settlement, during the three and nine months ended September 27, 2002.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION

In April 2001, we closed on a revolving line of credit agreement with a bank that provided for a maximum borrowing of up to $1,500,000, subject to certain conditions, at an interest rate of prime plus 1.75%. The loan is secured by substantially all the assets of the company and is unconditionally guaranteed by three officers/shareholders, each limited to $250,000.

The bank that provided the Company with a credit facility was closed by the Connecticut Banking Department on June 27, 2002, with the F.D.I.C. assuming receivership of the failed bank. Management's plans with respect to this matter include, replacing their financing arrangement through an alternative lending institution, raising additional funds through equity or debt financing and ultimately achieving profitable operations. The F.D.I.C. has continued to service the Company's credit facility. The Company is in discussions with various financial institutions to replace the line of credit.

During the quarter ended September 27, 2002, the Company entered into notes payable with three officers / stockholders of the Company, for $50,000 each, for a total of $150,000. These notes bear interest at 10% per annum and are payable in 12 monthly installments of $417 commencing August 1, 2002, followed by 36 monthly installments of $1,613. Each installment applies payment first to unpaid interest and then to principal. These notes mature in August 2006.

Additionally, in June 2002, EHC was awarded a one-year extension of its contract with the United States Government Defense Supply Center Philadelphia (DSCP). EHC estimates the full value of the extension to be approximately $5,000,000. The extension commenced on June 21, 2002 and terminates on June 20, 2003.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

         99.1, 99.2  and 99.3

Reports on 8-K:

         The Company filed two reports on Form 8K during the quarter ended September 27, 2002 on the following dates:

         -        July 1, 2002

                  Electronic Hardware Corp., a wholly owned subsidiary of International Smart Sourcing, Inc. (ISSG.OB), announced that it has been awarded a one year extension of its multi-million dollar contract with the United States Government Defense Supply Center Philadelphia (DSCP). Electronic Hardware estimates the full value of the extension to be approximately Five Million Dollars. The extension commenced on June 21, 2002 and terminates on June 20, 2003. The original award of the contract by DSCP transferred to Electronic Hardware the full responsibility to supply knobs, dials and pointers (Federal Stock Class 5355) for the United States Government.


         -        July 11, 2002

                  Electronic Hardware Corp., a subsidiary of International Smart Sourcing, Inc. (the "Company"), has a revolving credit line with Connecticut Bank of Commerce. The Company has been informed that on June 26, 2002, Connecticut Bank of Commerce was closed by the Banking Commissioner, Connecticut Department of Banking, and the Federal Deposit Insurance Corporation
                  (FDIC)  was named receiver.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



INTERNATIONAL SMART SOURCING, INC.

November 12, 2002                        /s/David Kassel
                                           -------------------------------
---------------------------                 David Kassel
Date                                        Chairman and Chief Executive Officer


November 12, 2002                        /s/Arthur Myers
                                          --------------------------------
----------------------------                Arthur Myers
Date                                        Chief Financial Officer