Form 10KSB
period 2002-12-27
INTERNATIONAL SMART SOURCING INC
filed 2003-03-28
CIK 1057695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 27, 2002

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

                   YES    X                                 NO
                      -------------                           -----------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                   YES                                      NO     X
                       -------------                          -----------

       The issuer's net sales for the most recent fiscal year were $10,457,350.

     The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 3, 2003 was approximately $ 15,700,000.

     As of March 3, 2003, the Registrant had 3,777,384 shares of its Common Stock, $0.001 par value, issued and outstanding.

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

o        Electronic Hardware Corp. (EHC)

o International Plastic Technologies, Inc. (IPT) which does business as International Smart Sourcing and

o        Compact Disc Packaging Corp. (CDP).

                      Electronic Hardware Corporation (EHC)

Our EHC subsidiary has over 30 years of experience in the design, marketing and manufacture of injection molded plastic components used in industrial, consumer, and military products. We also offer secondary operations on our molded products. Services such as hand painting, pad printing, hot stamping and engraving are provided at a customer's request. EHC generated revenue of $8,229,718 for the year ended December 27, 2002.

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


EHC was awarded a government contract through Defense Supply Center Philadelphia
(DSCP) to sell knobs, dials and pointers to the U.S. military and government customers worldwide. The contract was awarded in June 1999 for a possible 5-year period. DSCP has the option to extend the contract at the end of each contract year. The Company believes, but has no assurance, that the contact will run for the full 5 years until June 2004.

Over the past year EHC has increased its sales by 17% due to the success of the current government contract. EHC received an Award from the United States government based on this contract, for "Innovative Business Performer of the Year Award for Small Business" in 2000. Based on the success of the government contract, we believe that we have put in place the necessary distribution infrastructure to provide superior service to the government not only on this contract but on other contracts the government might look to place in 2003. This same infrastructure will also provide the Company's commercial knob customers with superior service. In addition, the distribution infrastructure is a key element to the success of our outsourcing of commercial product manufacturing to lower costs. The Company anticipates establishing a user-friendly website which will allow customers to order directly and obtain stock and delivery information on the web by the third quarter of 2003.

In order to support the increased number of shipments generated by the government contract EHC has created an efficient automated order acquisition and material procurement system. An EDI system is in place to receive delivery orders from over 500 ordering points throughout the United States. The system handles on average approximately 700 per week. This is a significant increase from the 100 per week prior to the government contract. The company intends to migrate from an EDI system to a web based system.

                    International Plastic Technologies (IPT)

At IPT, we specialize in assisting companies in reducing their cost of manufacturing by outsourcing manufacturing to China. Through our offices in the United States and China, IPT has put in place the system necessary to simplify the transition of moving work to China. IPT's product specialization includes:

o        tooling

o        injection  molding and  secondary  operations

o        castings

o        mechanical assemblies

o        electronic  manufacturing  services

o        metal stampings

IPT generated revenue of $2,226,132 for the year ended December 27, 2002.

IPT has established an office in Shanghai, with engineering, quality, production control and administrative personnel who provide:

o        project management

o        source selection

o        engineering coordination

o        quality assurance

o        logistics

o        cost reduction.

There are thirty-two manufacturers in China presently providing products for our customers. We believe that our service provides our customers with significant competitive advantages. Savings for customers range from fifteen percent to as much as seventy-five percent. The more labor intensive the product, the more savings are realized. Due to the low cost of tooling, the customer's return on investment is improved and overhead costs are reduced.

                       Compact Disc Packaging Corp. (CDP)

Our CDP subsidiary is currently inactive. It generated revenue of $1,500 for the year ended December 27, 2002. Its business is the manufacturing, marketing and sale of a compact disc packaging system.

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


Growth Strategy

Our IPT subsidiary is expanding its operations through specializing in assisting companies to reduce their cost of manufacturing by outsourcing work to China. The Company has developed the infrastructure necessary to assist companies and has established an office in Shanghai that has engineering, quality, production control and administrative personnel in place to assist in the manufacture of our customer's products. Our China office utilizes an intensive vendor selection process before placing purchase orders with factories; presently we have 32 factories manufacturing products for our customers. The products that are being manufactured for customers include metal stamped parts and stamped assemblies, plastic parts, die cast parts and electronic assemblies.

Manufacturers in the USA are faced with the challenges associated with globalization, as shown by the reduction in the number of manufacturers in the U.S. Based on our experience to date, we are able to reduce the cost of a customers products, improve their return on investment and lower their overhead. We believe that outsourcing provides customers with a competitive advantage. However, there can be no assurance that we will be able to consummate, maintain or establish additional manufacturing relationships in China or achieve any of our growth strategies.

Products

Outsourcing

Our outsourcing operations produce products directly for the customers of the Company. All products are special order and are not produced for the Company's own inventory.

We provide a full range of outsourcing including source selection, price negotiation, quality assurance and transportation. In most cases we charge our customer an agreed upon price for the order. We include in the price the cost of our services and our profit. Sometimes we act as a consultant. Our customer pays the direct costs of the order and an agreed upon fee to us. We assume title of the manufactured goods while in transit from China. These goods are insured while in transit.

Examples of types of products we make include a die-cast housing for vibratory lab mixers, hinge support for smoke dampening units used in fire safety equipment, clips to hold socks together, filler neck caps for trucking industry fuel tanks and a portable power supply.

Control Knobs and Assemblies

Our EHC subsidiary manufactures a full line of instrument control knobs, handles, value-added custom molding, dials and similar devices for consumer, industrial and military electronics equipment. EHC's knobs are used for precise setting of switches, on/off switches, volume controls and critical setting of instrumentation switches. EHC manufactures many of the knobs to order based on the customers' exacting specifications as well as its standard line. Customers of EHC order the knobs by specifying particular descriptions and features, including the shaft diameter, outer diameter, overall size, height, color, illumination, dials and markings, such as lines, dots or numbers. EHC also has a standard product line of consumer, industrial and military knobs available for sale through catalogs.

EHC is in the process of moving manufacturing to China in order to improve profits. As of December 27, 2002, the company has transferred approximately 70% of our manufacturing of non-military products to China and expects that 100% will be transferred by the third quarter of 2003. This should significantly increase gross profits.

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

EHC was awarded a  government  contract by Defense  Supply  center  Philadelphia
(DSCP) to provide knobs, dials and pointers in June 1999 for a possible 5-year period. The government has the option to extend the contract on a yearly basis. The Company believes, but has no assurance, that the contract will run for the full 5 years until June 2004.

Pull Pack TM

CDP manufactures a compact disc packaging unit. CDP is currently inactive.

Competition

Outsourcing

We believe that the market of offshore manufacturing sources is highly fragmented and that no one participant or small number of participants dominates the market. We consider all manufacturers, both domestic and foreign, generally to be our competition. The principal direct competition experienced by us is from factories in China and manufacturers representatives and brokers acting on behalf of those factories. We believe that our competitive strengths are the knowledge and experience of our domestic and Chinese engineering and administrative staffs, their experience working together across two cultures and the network of 32 qualified factories in China with whom we have already placed orders. We intend to expand the number of qualified factories with whom we can place orders on behalf of our customers.

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

Suppliers and Raw Materials

Our IPT subsidiaries are currently manufacturing products in China. In such manufacturing projects the Chinese manufacturers will arrange for all raw materials from local suppliers. While we believe that there will be no shortage of such materials overseas and that prices will remain comparatively low, there can be no assurance that no shortages will occur. In addition, the Company is subject to the risk of political or economic dislocation in China, which could affect the availability or cost of raw materials.

EHC's principal raw materials consist of Lexan (polycarbonate), nylon, ABS, and polypropylene. Such materials are generally available commodities sold to the injection molding industry by a variety of suppliers; the Company does not have any oral or written contracts or agreements with any suppliers.

No one vendor accounts for more than 10% of our purchases, except for Shanghai Foodstuffs Export & Import Corporation and Royal Screw Machine Products. The loss of the Company's business relationship with either principal supplier could have a material adverse effect on the Company. The Company has established a relationship with a new company that can provide the same import/export services as Shanghai Foodstuffs in efforts to minimize this risk. Notwithstanding, while a shortage of a particular supplier's raw materials would not materially affect the Company, a general shortage of raw materials could adversely affect the Company. The Company has never experienced a shortage in raw materials and does not anticipate any shortages to occur in the reasonably foreseeable future, however, there can be no assurance that there will not be a shortage of raw materials in the future.

Distribution Methods

EHC sells its products to industrial customers either directly or through major distributors. EHC never sells directly to retail consumers. Approximately 20% of EHC's non government products are principally sold through the following distributors: Newark Electronics, Allied Electronics, Inc., Bisco Industries, Inc., Alatec Electronics, Inc. and Peerless Electronics, Inc. EHC does not have oral or written contracts or agreements with such distributors. The Company has a government contract through Defense Supply Center Philadelphia to sell knobs, dials and pointers to the U.S. military and government customers worldwide. The defense contract accounts for approximately 65% of sales of EHC for 2002. All sales orders are received from a single source, the Defense Supply Center of Philadelphia, and were shipped during 2002 to over five hundred separate locations.

Patents, Trademarks, Licenses and Royalty Rights

On June 16, 1998, EHC was issued Patent No. 5,765,449, which expires on June 16, 2015. EHC has submitted a patent application on a tactile detent knob. However, there can be no assurance that such patent will be issued.

The Company may apply for additional patents relating to other aspects of its production. There can be no assurance as to the degree of protection, that existing or future patents may afford the Company, if any, or that competitors will not develop similar or superior methods or products outside the protection of any patent issued to the Company.

Employees

As of December 27, 2002, we had a total of 40 employees based domestically. 5 of these employees work on a part-time basis. 23 employees work in sales and administration, while 12 employees are factory workers. The Shanghai China office had a total of 16 employees in engineering, quality control and administrative support.

We believe we have a satisfactory relationship with our unionized labor and have never experienced a work stoppage. The current collective bargaining agreement with Local 531 of the International Brotherhood of Teamsters, AFL-CIO, was renewed effective May 10, 2001 for a period of three years expiring May 9, 2004. 12 factory employees are represented by the collective bargaining agreement. Union employees are covered by the Sick & Welfare Fund, Local 531, to which the Company contributes a specified amount each year.

Trade Matters in China

On December 11, 2001, China became a member of the World Trade Organization. We expect that China's entry into the World Trade Organization will be a great benefit. We anticipate that it will improve economic relations between the United States and China and increase the speed of its economic reform process. As a result of China's entry, industrial tariffs will be reduced, there will be an increased liberalization regarding trade provisions and increases in service and other reforms that China must adhere to in accordance with its membership in the World Trade Organization. However, China's entry into the World Trade Organization is relatively recent and we anticipate that there will be friction between China and other nations as China adjusts to the new requirements and policies. Additionally, on December 20, 2001 Congress ordered the International Trade Commission to launch an examination into the tool, die and industrial molding industries in order to determine whether local manufacturers are suffering as a result of unfair trade practices from countries such as China. The information was compiled over a ten-month period. A negative report from the International Trade Commission could have potentially led to Congress enacting legislation which would cause us to lose our competitive advantage. After their the investigation, the International Trade Commission found no unfair trade practices and the Company has not experienced any effect from this to date.


Segment Information

Segment information is set forth in Note 21 to the Consolidated Financial Statements referred to in the "Financial Statements and Supplementary Data" section hereof and incorporated herein by reference.

Item 2. Property


     We operate from an approximately 20,000 square foot facility located in Farmingdale, New York. The facility is owned and operated by K&G Realty Associates, a partnership owned by David L. Kassel, our Chairman, and Harry Goodman, our Vice President.. Our lease, currently under a 10-year extension, expires in December 2005. The annual rent is currently approximately $173,000 per year, and provides for annual adjustments equal to the greater of the increase in the Consumer Price Index or 5%. Pursuant to a rider to the lease agreement dated as of March 1, 1998, we shall pay as additional rent, any and all real property taxes for the demised premises in excess of $26,000 per annum. In 2002, the real estate taxes were approximately $35,000 and our share was $9,000. We lease approximately 6,000 square feet of office space in Shanghai, China for $5,300 a month. The lease is for a 24 month period expiring February 28, 2003. The lease is in process of renewal and is currently on a month to month basis until renewed.

     The mortgage on the premises in the amount of $417,830 at December 27, 2002 is guaranteed by EHC. The guarantee expires on November 28, 2010. There are two events/circumstances that would require the Company to perform under the guarantee: The first is if the landlord defaults on their mortgage, due to lack of payment. The second, is if the landlord were in violation of any of the covenants as set forth in the mortgage agreement. The Company's maximum potential liability would be $429,726 if the landlord defaulted. If the Company was to default on the mortgage, the mortgage company would take possession of the property and all machinery and equipment, with a net book value of $474,186 at December 27, 2002.

Item 3. Legal Proceedings

     The Company was named as a defendant in six employment discrimination complaints, and on October 2002 settled these complaints for an aggregate amount of approximately $42,000. Accordingly, the Company has paid $21,000 and accrued the balance of $21,000 as of December 27, 2002.


Item 4. Bank Debt


     In April 2001, we closed on a revolving line of credit agreement with a bank that provided for a maximum borrowing of up to $1,500,000, subject to certain conditions, at an interest rate of prime, which was 4.25% at December 27, 2002, plus 1.75%. The loan is secured by substantially all the assets of the company and is unconditionally guaranteed by three officers/stockholders, each limited to $250,000.

     The bank that provided the Company with a credit facility was closed by the Connecticut Banking Department on June 27, 2002, with the F.D.I.C. assuming receivership of the failed bank. Management's plans with respect to this matter include, replacing the financing arrangement through an alternative lending institution, raising additional funds through equity or debt financing and ultimately achieving profitable operations. The F.D.I.C. has continued to service the Company's credit facility. The Company is in discussions with various financial institutions to replace the line of credit. The balance outstanding on the line of credit at December 27, 2002, including accrued interest, amounted to $1,028,928

     On March 6, 2003, the Company contacted the F.D.I.C. regarding their outstanding loan. The Company paid the accrued interest totaling $29,275 to avoid being put into a pooling group, which could ultimately result in the loan being sold. The Company is in discussions with various financial institutions to replace its line of credit. In March 2003, the Company contracted a broker who specializes in obtaining lines of credit. There is no guarantee that this engagement will secure a new line of credit but the company feels confident that they will be able to obtain a new line of credit. In the interim, the F.D.I.C. has continued to service the Company's credit facility, although it is uncertain at this time what the ultimate disposition of the facility will be.

Item 4. Submission of Matters to a vote of Security Holders.

     No matters were submitted to shareholders for a vote during the quarter ended December 27, 2002.

                                     Part II


Item 5. Market for Common Equity and Related Matters


We completed our initial public offering pursuant to a Registration Statement on Form SB-2 Registration No. 333-48701, declared effective on April 23, 1999. As of March 3, 2003, we had outstanding 3,777,384 shares of Common Stock $ .001 par value ("Common Stock"). Our Common Stock is traded on the NASDAQ Bulletin Board under the symbol ISSG.

The following table sets forth the high and low bid prices for the Common Stock as reported on the Nasdaq Small Cap. The high and low bid prices reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.


                                                        Common Stock Sale Prices
Fiscal 2002                                           High                      Low
First Quarter                                         4.00                      3.90
Second   Quarter                                      3.50                      2.05
Third Quarter                                         4.05                      2.15
Fourth Quarter                                        4.60                      3.50

                                                        Common Stock Sale Prices
Fiscal 2001                                           High                      Low

First Quarter                                         4.875                     3.3125
Second   Quarter                                      5.80                      3.05
Third Quarter                                         5.20                      4.15
Fourth Quarter                                        5.20                      4.00

On March 3, 2003 there were approximately 138 holders of record of our 3,777,384 outstanding shares of Common Stock.

On March 3, 2003, the last sale price of the Common Stock as reported on the Nasdaq Bulletin Board was $ 4.15.

There are 1,755,734 warrants of the Company currently outstanding which may be exercised for 1,800,193 shares of common stock of the Company at an exercise price of $4.93 a share. For the warrants issued with the Company's IPO in April 1999, the number of shares underlying the warrants ("IPO Warrants") were adjusted, due to the issuance of 53,334 warrants, that were issued in connection with the Company's private placement of 333,334 shares of its common stock in June and July of 2000. Of the 1,437,500 warrants issued with the sale of 1,437,500 shares of common stock from the aforementioned IPO, these warrants were for the issuance of 1,437,500 shares of common stock at $5.00 per share. The dilution, from the aforementioned private placement, increased the amount of shares underlying the IPO warrants to 1,471,859, after taking into consideration the exercise of 10,100 of the IPO warrants in the year ended December 29, 2000. The remaining 1,427,400 IPO warrants, for the purchase of 1,471,859 common shares, currently have an exercise price of $4.85 per share. In addition to the IPO warrants, the IPO called for an issuance of 125,000 underwriter warrants for the purchase of 125,000 shares of common stock at $7.20 per share. These warrants were adjusted as well due to the aforementioned private placement. These 125,000 underwriter warrants are now exercisable at $6.91 per share. The number of shares issuable under the underwriter warrants were not required to be adjusted due to the aforementioned dilution.

The effectiveness of the registration for the common shares issuable upon exercise of the warrants expired in April 2001 and is not currently active. In a letter dated April 26, 2001, the Company notified its transfer agent that it must not permit the exercise of any warrants of the Company until the registration had been declared effective by the Securities and Exchange Commission. The Company is in the process of having its registration statement for the shares declared effective.

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

Results of Operations

For the year ended December 27, 2002 compared to the year ended December 28, 2001:

Net Sales

Net Sales for the year ended December 27, 2002 were $10,457,350, as compared to net sales of $9,159,643 for the year ended December 28, 2001. The increase of $1,297,707, or 14 % for the period was attributed to an increase in shipments under the contract with the Defense Supply Center in Philadelphia (DSCP) and an increase in sales volume by IPT of completed production and tooling orders.

Shipments under the government contract increased by approximately 45%, IPT increased 8% and was offset by a 17% decrease in EHC commercial business.

Gross Profits

The Company realized an overall gross profit margin percentage for the year ended December 27, 2002 of 32.3%, which represents an increase from the 30.9% experienced during the year ended December 28, 2001. This increase can be attributed to the increase in the realized gross profit on sales to the DSCP and IPT production orders, and decreases in factory overhead costs of approximately $500,000.

Selling and Shipping

Selling and shipping expenses for the year ended December 27, 2002 were $863,694 as compared to $1,150,055 for the year ended December 28, 2001. The decrease of $286,361 or 25% for the period is primarily attributable to decreases in consulting fees of approximately $161,000 and payroll cost of approximately $120,000. Consulting fees were reduced in the area of information systems support and the payroll reductions were accomplished through layoffs of factory personnel.

General, and Administrative Expenses

General and administrative expenses for the year ended December 27, 2002 were $2,639,109 as compared to $2,678,003 for the year ended December 28, 2001. The decrease of $38,894 or 1% for the period is primarily attributable to a reduction in advertising expenses.

Impairment Charge - Long Lived Assets

In December 2001 the Company evaluated its carrying value for fixed assets acquired as part of its 1998 acquisition of CDP, and determined that impairment in value had incurred for the remaining unamortized balance of the fixed assets of $254,613.

Liquidity and Capital Resources

The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company's primary source of liquidity has been cash flows generated internally from operations. Because cash flows were insufficient to meet the Company's cash needs, the Company supplemented its cash needs with bank borrowings and long term equipment financing. The Company's cash increased to $456,727 on December 27, 2002 from $146,478 on December 28, 2001.

Cash flows used in operating activities was $288,405 for the year ended December 27, 2002 on a net loss of $244,274. The increase in accounts receivable is the result of increased sales for the period. The increase in inventory is the result of the Company's buildup of inventory to respond to increased government orders and shipments. The decrease in prepaid expenses and other current assets is a result of the expensing of deposits on materials and molds associated with tooling and production orders that were completed during the year ended December 27, 2002. Cash provided from investing activities for the year ended December 27, 2002 was $120,158, which consisted of cash of $35,535 for the purchase of tooling, molds, machinery and equipment and a decrease of $155,693 in notes receivable from related parties.

Net cash provided by financing activities for the year ended December 27, 2002 was $478,496. Cash of $667,120 was provided from the bank line of credit. Cash of $120,509 was used to make principal payments on loans and the bank credit line and $68,115 to make capital lease repayments.

In April 2001, we closed on a revolving line of credit agreement with a bank that provides for a maximum borrowing of up to $1,500,000, subject to certain conditions, at an interest rate of prime plus 1.75%. The loan is secured by substantially all the assets of the Company and is unconditionally guaranteed by three officers/stockholders, each limited to $250,000. The agreement provides that, among the other requirements, we maintain a tangible net worth of at least $1,750,000 from the date of the agreement to and including December 30, 2001 and $2,000,000 through April 2003, when the outstanding balance is due. The agreement was void on 6/27/02 when the bank that provided the Company with a credit facility was closed by the Connecticut Banking Department on June 27, 2002, with the F.D.I.C. assuming receivership of the failed bank.

The independent auditors' report on the Company's consolidated financial statements for the year ended December 27, 2002 included elsewhere herein, contains an explanatory paragraph about the Company's ability as a going concern. For the third and fourth quarters of 2002 the Company generated sufficient funds to cover the cost of operations. The Company is projecting continued profitability for 2003. Notwithstanding these projections, the Company is in discussions with various financial institutions to replace its line of credit. In March 2003, the Company contracted a broker who specializes in obtaining lines of credit. There is no guarantee that this engagement will secure a new line of credit, but the Company feels confident that it will be able to obtain a new line of credit. In the interim, the F.D.I.C. has continued to service the Company's credit facility, although it is uncertain at this time what the ultimate disposition of the facility will be. During the quarter ended September 27, 2002, three officers / stockholders of the Company loaned the Company a total of an additional $150,000, with interest at 10% per annum. The officers/stockholders are forgoing any repayment of principal on all loans to the Company for a period of one year.

In the event that the Company is unable to find other sources of credit or working capital, operations of the Company would have to be limited.

Note Receivable Reserve and Exclusive Supply Agreement between the Company and Azurel Ltd.

We entered into an exclusive supply agreement with Azurel Ltd. (Azurel) dated July 7, 1999 ("the Agreement"). Pursuant to the Agreement, we loaned $500,000 to Azurel in exchange for the exclusive right to supply Azurel with any and all products imported by or on behalf of Azurel. In addition, the Company received warrants, expiring December 31, 2004, to purchase 100,000 shares of Azurel common stock at a purchase price of $1.50 per share. The Company has not received any orders through December 2002.

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

On January 29, 2002, the Bankruptcy Court approved Azurel's Plan of Reorganization. Pursuant to the terms of the Plan, in August 2002 the Company received 1,682,844 shares of the reorganized debtor which represents approximately 3 shares for each dollar owed to the Company at the time of the filing of the bankruptcy petition, which aggregated to $517,616. The Company has valued these shares at $.05 per share, and accordingly has recorded other income of $84,142 during 2002. The Company has determined that these marketable securities are to be held for an indefinite period and has thus classified them as available for sale. Unrealized gains or losses on these securities are added to stockholders' equity as accumulated other comprehensive gain or loss. The Company has not recorded any unrealized gain or loss for the year ended December 27, 2002.

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

Critical Accounting Policies

The Securities and Exchange Commission, or SEC, has requested that filers report their critical accounting policies. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of the statements in accordance with these principles require that we make estimates, using available data and our judgment for such things as valuing assets, accruing liabilities, and estimating expenses. The following is a list of what we feel are the most critical estimations that we make when preparing of financial statements.

Accounts Receivable - Allowance for Doubtful Accounts

We routinely review our accounts receivable, by customer account aging, to determine the collectibility of the accounts based on information we receive from the customer, past history, and economic conditions. In doing so, we adjust our allowance accordingly to reflect the cumulative amount that we feel is uncollectible. This estimate may vary from the proceeds that we actually collect. If the estimate is too low we may incur higher bad debt expenses in the future resulting in lower net income. If the estimate is too high, we may experience lower bad debt expense in the future resulting in higher net income.

Inventories - Slow Moving and Obsolescence

We estimate and reserve amounts related to slow moving and obsolete inventories that result from changing market conditions. We develop our estimates based on the quantity and quality of individual classes of inventory compared to historical and projected sales trends. Inventory at December 27, 2002 has been reduced by a reserve of $87,000, based on our assessment of probable exposure related to excess and obsolete inventories. Major uncertainties in our estimation process include future industry and economic trends, future needs of our customers, our ability to retain or replace our customer base, and other competitive changes in the market place. Significant changes in any of the uncertainties used in estimating the loss exposure could result in a materially different net realizable value of our inventory.

Fixed Assets - Depreciation

We maintain buildings, machinery and equipment, and furniture and fixtures to operate our business. These assets have extended lives. We estimate the life of individual assets to spread the cost over the expected life. The basis for such estimates is use, technology, required maintenance, and obsolescence. We periodically review these estimates and adjust them if necessary. Nonetheless, if we over estimate the life of an asset(s), at a point in the future, we would have to incur higher depreciation costs or a write-off, lowering net income. If we under estimate the life of an asset(s) we would absorb too much depreciation in the early years and experience higher net income in the later years when the asset is still in service.

Item 7. Financial Statements


Index to Consolidated Financial Statements
                                                                                        Page
Independent Auditors' Report - for the Year Ended December 27, 2002                     F-1
Independent Auditors' Report - for the Year Ended December 28, 2001                     F-2
Consolidated Balance Sheet                                                              F-3
Consolidated Statements of Operations                                                   F-4
Consolidated Statements of Changes in Stockholder's Equity                              F-5
Consolidated Statements of Cash Flows                                                   F-6
Notes to Consolidated Financial Statements                                              F-7 to F-20


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
International Smart Sourcing, Inc. and Subsidiaries
Farmingdale, New York


We have audited the accompanying consolidated balance sheet of International Smart Sourcing, Inc. and Subsidiaries (collectively the "Company"), as of December 27, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 27, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2(a) to the consolidated financial statements, the Company has suffered recurring losses and is not in compliance with a financial covenant on its credit line, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    /s/Grassi & Co., CPAs, P.C.
                                                    Grassi & Co., CPAs, P.C.
                                                    Certified Public Accountants

New York, New York
March 6, 2003

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
International Smart Sourcing, Inc. and Subsidiaries
Farmingdale, New York

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of International Smart Sourcing, Inc. (formerly ChinaB2Bsourcing.com, Inc.) and Subsidiaries (collectively the "Company"), for the year ended December 28, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and changes in stockholders' euity and cash flows of the Company for the year ended December 28, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2(a) to the financial statements, the Company has suffered recurring losses and is not in compliance with a financial covenant on its credit line, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    /s/Feldman Sherb & Co., P.C.
                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants

New York, New York
March 1, 2002

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
             (FORMERLY CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES)


                           CONSOLIDATED BALANCE SHEET

                                December 27, 2002


                                     ASSETS

CURRENT ASSETS:
     Cash                                                                            $        456,727
     Accounts receivable - net of allowance for
        doubtful accounts of $12,536                                                        1,096,878
     Inventories                                                                            1,471,382
     Prepaid expenses and other current assets                                                253,954
                                                                                       --------------
        TOTAL CURRENT ASSETS                                                                3,278,941

Property and equipment - net                                                                  474,186

Marketable securities available for sale                                                       84,142
                                                                                       --------------

                                                                                     $      3,837,269
                                                                                       ==============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                           $      1,243,465
     Deferred revenue                                                                          37,143
     Line of credit and accrued interest                                                    1,028,928
     Current portion of long term debt (including $30,171 to officer / shareholders)          198,597
     Current portion of obligations under capital leases                                       38,758
                                                                                       --------------
        TOTAL CURRENT LIABILITIES                                                           2,546,891

     Long term debt (including $260,825 to officer / shareholders)                            365,958
     Obligations under capital leases                                                          55,836
                                                                                       --------------

        TOTAL LIABILITIES                                                                   2,968,685
                                                                                       --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.001 par value, 1,000,000  shares authorized, no shares                      -
        issued or outstanding
     Common Stock, $0.001 par value, 10,000,000 shares authorized,
        issued and outstanding 3,777,384                                                        3,777
     Additional paid-in capital                                                             8,045,937
     Accumulated deficit                                                                   (7,181,130)
                                                                                       --------------
        TOTAL STOCKHOLDERS' EQUITY                                                            868,584
                                                                                       --------------

                                                                                     $      3,837,269
                                                                                       ==============



 The accompanying notes are integral part of these consolidated financial statements.


               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
             (FORMERLY CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                            Years Ended
                                                                             -------------------------------------------
                                                                                 December 27,           December 28,
                                                                                    2002                   2001
                                                                             -------------------    --------------------
NET SALES                                                                $           10,457,350  $            9,159,643
COST OF GOODS SOLD                                                                    7,081,118               6,326,445
                                                                             -------------------    --------------------

       GROSS PROFIT                                                                   3,376,232               2,833,198
                                                                             -------------------    --------------------

OPERATING EXPENSES
       Selling and shipping                                                             863,694               1,150,055
       General and administrative                                                     2,639,109               2,678,003
       Impairment charge - long lived assets                                                  -                 254,613
                                                                             -------------------    --------------------

           TOTAL OPERATING EXPENSES                                                   3,502,803               4,082,671
                                                                             -------------------    --------------------

LOSS FROM OPERATIONS                                                                   (126,571)             (1,249,473)

       Interest and other income                                                        113,813                 142,535
       Interest and other expenses                                                     (231,516)               (164,916)
                                                                             -------------------    --------------------

NET LOSS                                                                 $             (244,274) $           (1,271,854)
                                                                             ===================    ====================

NET LOSS PER SHARE - BASIC AND DILUTED                                   $                (0.06) $                (0.34)
                                                                             ===================    ====================

WEIGHTED AVERAGE COMMON SHARES                                                        3,762,000               3,735,000
                                                                             ===================    ====================



 The accompanying notes are integral part of these consolidated financial statements.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
             (FORMERLY CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                      Common Stock           Additional
                                               ---------------------------     Paid In       Accumulated
                                                  Shares         Amount        Capital         Deficit         Total
                                               ------------   ------------   ------------   -------------   ------------
Balance December 29, 2000                        3,725,934   $      3,726   $  7,715,713   $   5,665,002)  $  2,054,437

    Net loss                                             -              -              -      (1,271,854)    (1,271,854)
    Issuance of stock to consultants                35,000             35        168,715               -        168,750
    Issuance of stock options to consultants             -              -         87,500               -         87,500
                                               ------------   ------------   ------------   -------------   ------------

Balance December 28, 2001                        3,760,934          3,761      7,971,928      (6,936,856)     1,038,833

    Net loss                                             -              -              -        (244,274)      (244,274)
    Issuance of stock to consultants                16,450             16         74,009               -         74,025
                                               ------------   ------------   ------------   -------------   ------------

Balance December 27, 2002                        3,777,384   $      3,777   $  8,045,937   $  (7,181,130)  $    868,584
                                               ============   ============   ============   =============   ============








 The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
             (FORMERLY CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  Years Ended
                                                                                         ------------------------------
                                                                                          December 27,    December 28,
                                                                                             2002             2001
                                                                                         -------------   --------------
Cash flows from operating activities:
     Net loss                                                                          $     (244,274)  $   (1,271,854)
                                                                                         -------------   --------------

Adjustments to reconcile net loss to net cash used in operating activities:
        Non-cash expenses related to issuance of stock                                         74,025          256,250
        Depreciation  and amortization                                                        200,897          222,135
        Non-cash item related to recovery of debt                                             (84,142)               -
        Forgiveness of interest payable to officer                                                  -          (21,444)
        Impairment charge - long lived assets                                                       -          254,613

Changes in assets and liabilities:
     Accounts receivable                                                                     (320,478)         551,803
     Inventories                                                                             (231,761)         119,353
     Prepaid expenses and other current assets                                                217,055         (158,085)
     Other assets                                                                              79,514          207,666
     Accounts payable and accrued expenses                                                    185,248         (308,470)
     Due to related party                                                                     -                (61,752)
     Deferred revenue                                                                        (164,489)          93,689
                                                                                         -------------   --------------
           Total adjustments                                                                  (44,131)       1,155,758
                                                                                         -------------   --------------

Net cash used in operating activities                                                        (288,405)        (116,096)
                                                                                         -------------   --------------

Cash flows from investing activities:
     Note receivable from related parties                                                     155,693           54,563
     Expenditures for property and equipment                                                  (35,535)        (224,927)
                                                                                         -------------   --------------

Net cash provided by (used in) investing activities:                                          120,158         (170,364)
                                                                                         -------------   --------------

Cash flows from financing activities:
     Capital lease repayments                                                                 (68,115)         (94,635)
     Proceeds from borrowings                                                                 667,120          608,217
     Principal payments and repayment of loans                                               (120,509)        (268,857)
                                                                                         -------------   --------------

Net cash  provided by financing activities                                                    478,496          244,725
                                                                                         -------------   --------------

Increase (decrease) in cash                                                                   310,249          (41,735)

Cash - beginning of year                                                                      146,478          188,213
                                                                                         -------------   --------------

Cash - end of year                                                                     $      456,727   $      146,478
                                                                                         =============   ==============

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                                            $      174,852   $      164,916
                                                                                         =============   ==============
     Purchase of equipment through capital leases payable                              $        9,140   $       77,011
                                                                                         =============   ==============
     Conversion of accounts payable to note payable                                    $       90,000   $       12,982
                                                                                         =============   ==============







The accompanying notes are an integral part of these consolidated financial statements.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
             (formerly ChinaB2Bsourcing.com, Inc. and Subsidiaries)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Years Ended December 27, 2002 and December 28, 2001



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

     Hereinafter, International, EHC, CDP, and IPT are collectively referred to as the "Company".

     The Company specializes in the marketing, out-sourcing and manufacturing of injection molded plastic components, products and assemblies used in industrial, consumer and military products. The Company, performs its manufacturing functions, and other services for its customers, through its United States facilities and through their out-sourcing contacts in the People's Republic of China.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a) Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses of approximately $244,000 and $1,272,000, for the years ended December 27, 2002 and December 28, 2001, respectively, and has an accumulated deficit of approximately $7,181,000 at December 27, 2002. The Company has not complied with its credit line's minimum tangible net worth covenant. In addition, the bank that provided the Company with its credit facility was closed by the Connecticut Banking Department on June 27, 2002, with the F.D.I.C. assuming receivership of the failed bank. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to this matter include, replacing its financing arrangement through an alternative lending institution, raising additional funds through equity or debt financing and / or ultimately achieving profitable operations. The Company is in discussions with various financial institutions to replace its line of credit. In the interim, the F.D.I.C. has continued to service the Company's credit facility, although it is uncertain at this time what the ultimate disposition of the facility will be. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

       (b) Fiscal Year - The Company operates on a "52-53 Week" reporting year ending the last Friday of the month.

       (c) Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       (d) Recognition of Revenue - Income from sales of goods is recognized when the orders are completed and shipped, provided that collection of the resulting receivable is reasonably assured. Substantially all of the Company's goods are shipped F.O.B. shipping point. Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales. The Company's return policy on defective parts is as follows: Custom parts may only be exchanged for replacement parts within 30 days of the invoice. Catalogue parts, which can be resold, may be exchanged for replacement parts or for a refund.

       (e) Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated.

       (f) Inventories - Inventories are stated at the lower of cost or market. Cost is determined principally by the use of the first-in, first-out method.

       (g) Depreciation and Amortization - Fixed assets are depreciated on the straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are being amortized on the straight-line basis over the shorter of the estimated useful life of the improvements, which is 10 years, or the life of the lease.

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

       (j) Accounting for Long-Lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Recoverability of assets to be held and used in operations, is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

       (k) Stock Based Compensation - The Company follows the accounting treatment prescribed by Accounting Principles Board Opinion No. 25 ("Accounting for Stock Issued to Employees") when accounting for stock-based compensation granted to employees and directors and provides the required pro forma disclosures as if the fair value method under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No.123") was adopted. Any stock-based compensation awards to non-employees and non-directors are accounted for using the provisions of SFAS No.123.

       (l) Accounts Receivable - Allowance for Doubtful Accounts - The Company routinely reviews its accounts receivable, by customer account aging, to determine the collectibility of the amounts due based on information it receives from the customer, past history and economic conditions. In doing so, the Company adjusts its allowance accordingly to reflect the cumulative amount that the Company feels is uncollectible. This estimate may vary from the proceeds that it actually collects. If the estimate is too low, the Company may incur bad debt expense in the future resulting in lower net income. If the estimate is too high, the Company may experience lower bad debt expense resulting in higher net income.

       (m) Fair Value of Financial Instruments - The carrying amounts reported in the consolidated balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amount of the Company's borrowings also approximates fair value.

       (n)   RECENT ACCOUNTING PRONOUNCEMENTS


             (i)  SFAS 142

                  Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, which eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. The adoption did not have a material effect the Company's consolidated financial statements.

             (ii) SFAS 144

                  Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets" SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption did not have a material effect the Company's consolidated financial statements.

            (iii) SFAS 145

                  In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments," and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, if the extinguishment of debt is a routine and recurring transaction by the entity, as in a risk management strategy, then it should not be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it does not meet the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30. The Company does not expect the provisions of SFAS No.145 to materially affect its consolidated financial position and results of operations.

             (iv) SFAS 146

                  In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the date an entity commits to an exit plan under EITF 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the provisions of SFAS No.146 to materially affect its consolidated financial position and results of operations.

             (v)  SFAS 148

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's consolidated financial statements

             (vi) FIN 45

                  In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has provided the required disclosures in footnote 17(b).

             (vii)FIN 46
                  In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not expected to have a material impact on the Company's consolidated financial statements.

           (viii) SOP 01-6

                  In December 2001, the Accounting Standards Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position 01-6, "Accounting by Certain Entities (including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" ("SOP 01-6"). SOP 01-6 provides guidance on accounting and reporting matters for entities that have trade receivables and entities that finance their customers' purchases of goods and services using trade receivables. SOP 01-6 is effective for fiscal years beginning after December 15, 2001, and the Company has adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 has not had a material effect on the Company's consolidated financial position, results of operations or cash flows. The required disclosures are provided in footnote 2(l).

3.     CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

       Financial instruments that potentially subject the Company to significant concentrations of credit risk consists of cash and trade receivables. At times, the cash in any one bank account may exceed the Federal Deposit Insurance Corporation's $100,000 limit. As of the year ended December 27, 2002, the Company was over the insured limit by $356,727. The Company places its cash with high credit quality financial institutions. In regards to trade receivables, management believes the risk is relatively limited due to the credit assessment of its customers.

       The Company relies on vendors located in China for a significant amount (approximately 70% for 2002) of its manufacturing and outsourcing capabilities. On December 11, 2001, China became a member of the World Trade Organization.

       During the years ended December 27, 2002 and December 28, 2001, two customers accounted for approximately 64% and 54%, respectively of the Company's sales. The United States government accounted for approximately 60% of the Company's outstanding accounts receivable as of December 27, 2002.


4.     INVENTORIES

       Inventories consist of the following at December 27, 2002:

          Raw Materials           $     67,606
          Work in Process               53,105
          Finished Goods             1,009,195
          Components                   341,476
                                  -------------
                                  $  1,471,382
                                 =============


5.     INVESTMENTS

       In August 2002, the Company received 1,682,844 shares of common stock as a settlement for a note and interest receivable. The note receivable was originally issued to another company (the "borrower") in July and August 1999. In February 2001, the borrower declared bankruptcy under Chapter 11 of the Federal bankruptcy code. The Company had fully reserved the note and interest receivable of $517,616. On January 29, 2002, The Bankruptcy Court approved the borrower's Plan of Reorganization, pursuant to which the Company received 1,682,844 shares of the reorganized debtor common stock, which represents approximately 3 shares for each dollar owed to the Company at the time of the filing of the bankruptcy petition, or $517,616. The Company has valued these shares at $.05 per share, and accordingly has recorded other income of $84,142. The Company has determined that these marketable securities are to be held for an indefinite period and thus classified as available for sale. Unrealized gains or losses on these securities are added to stockholders' equity as accumulated other comprehensive gain or loss. The Company has not recorded any unrealized gain or loss for the year ended December 27, 2002.

6.     PROPERTY AND EQUIPMENT

       Property and equipment are comprised of the following at December 27, 2002:

                                         Life
                                    --------------
Machinery and Equipment                5-10 Years        $3,452,738
Tools, Dies and Molds                  5-10 Years         1,543,913
Leasehold Improvements                  10 Years            257,157
Office Furniture and Fixtures            5 Years            224,379
                                                         -----------
                                                          5,478,187
Less: Accumulated Depreciation
      and Amortization                                   (5,004,001)
                                                         -----------
                                                         $  474,186
                                                         ===========

       At December 27, 2002 the Company had $382,326 of its property and equipment under capital leases, with accumulated depreciation of $261,944.


       During the year ended December 28, 2001, the Company determined that the value of the fixed assets of its CDP subsidiary had been impaired due to CDP's losses since inception, with only minimally expected revenues in the near term. Accordingly, the Company incurred a charge for the remaining undepreciated balance of $254,613.


7.     OBLIGATIONS UNDER CAPITAL LEASES

       The Company leases certain equipment under various capital lease arrangements expiring in December 2003 through November 2005. Following is a summary of future minimum payments under capital leases:

               2003                                              $    50,076
               2004                                                   38,173
               2005                                                   14,655
                                                                ------------
                                                                     102,904
               Less: amounts representing interest                     8,310
                                                                ------------
               Present value of lease payments                        94,594
               Less: current portion                                  38,758
                                                                ------------

               Long-term portion of capital lease obligations   $    55,836
                                                                ============

8.     LINE OF CREDIT

       In April 2001, the Company closed on a revolving line of credit agreement with a bank that provided for a maximum borrowing of up to $1,500,000, subject to certain conditions, at an interest rate of prime, which was 4.25% at December 27, 2002, plus 1.75%. The loan is secured by substantially all the assets of the Company and is unconditionally guaranteed by three officers/stockholders, each limited to $250,000.

       The bank that provided the Company with a credit facility was closed by the Connecticut Banking Department on June 27, 2002, with the F.D.I.C. assuming receivership of the failed bank. Management's plans with respect to this matter include, replacing its financing arrangement through an alternative lending institution, raising additional funds through equity or debt financing and ultimately achieving profitable operations. The F.D.I.C. has continued to service the Company's credit facility. The Company is in discussions with various financial institutions to replace the line of credit.

9.     LOANS PAYABLE

       Loans payable are comprised of the following at December 27, 2002:

(a)      Loan agreement payable in monthly installments of $2,903 of principal and interest at 7% per annum due February 2007. The loan is guaranteed
         by the Company's three officers/stockholders ..........................    $    125,571
(b)      Various loans payable to officer/stockholders, all bearing interest at
         10% per annum, payable in monthly installments ranging from $1,613 to
         $2,125 including interest.  There is a one year moratorium on principal payment on these loans through July 2003.  The loans are due September
         2006...................................................................         290,995
(c)      In December 2000 the Company converted an outstanding payable to an outside consultant into a loan payable with monthly installments of
         $4,840 of principal and interest at 10% per annum due January 2004 ....          90,000
(d)      In December 2002 the Company converted an outstanding payable to an outside consultant into a loan payable with monthly installments of
         $6,755 of principal and interest at 8.0% per annum due February 1,
         2004...................................................................          55,054
(e)      In July 2001 the Company converted an outstanding payable to the insurance carrier into a loan payable with monthly installments of
         $2,935 of principal and interest at 9.6% per annum due January 2003 ...           2,935
                                                                                    -------------
                                                                                         564,555
         Less: current portion                                                           198,597
                                                                                    -------------
         Long-term portion                                                          $    365,958
                                                                                    =============

       Long-term debt matures as follows:

                 2003            $       198,597
                 2004                    134,092
                 2005                    127,725
                 2006                     98,387
                 2007                      5,754
                                    ------------
                                 $       564,555
                                    ============

     The Company estimates that the fair value of the above loans approximates their carrying value.

10.    STOCKHOLDERS' EQUITY

        (a) In April 2001, the Company issued 10,000 shares of stock, at a fair value of $68,750, pursuant to a consulting agreement.

       (b) In April 2001, the Company issued options to purchase an aggregate of 25,000 shares of its common stock exercisable at $3.50 per share to a consultant for services provided. Accordingly, the Company has valued the options at their fair value and has recorded a charge to operations in the amount of $87,500.

       (c) In December 2001, the Company issued 25,000 shares of stock at a fair value of $100,000 pursuant to a consulting agreement.

       (d) In December 2002, the Company issued 16,450 shares of stock to employees and consultants at a fair value of $74,025 pursuant to a stock grant.


11.    INCOME TAXES

       The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

       The major tax-deferred assets are as follows:

                                                       Years ended
                                        ----------------------------------------
                                           December 27,           December 28,
                                               2002                   2001
                                          ----------------       ---------------
Depreciation                              $             -        $       14,000
Impaired long lived assets                              -                67,000
Net operating loss carryforwards                2,304,000             2,245,000
                                          ----------------       ---------------
                                                2,304,000             2,326,000
Less: valuation allowance                      (2,304,000)           (2,326,000)
                                          ----------------       ---------------
                                          $             -        $             -
                                          ================       ===============

       The income tax benefit differs from the amount computed by applying the statutory Federal income tax rate to the loss before the income taxes income as follows:

                                                                 Years ended
                                                   --------------------------------------
                                                    December 27,           December 28,
                                                        2002                   2001
                                                   ---------------        ---------------
Income tax benefit computed at the Federal           $     78,000         $     432,000
  statutory rate
Effect of permanent differences                           (25,000)              (89,000)
Effect of temporary differences                                 -               (14,000)
Deductions for which no benefit is
  recognized                                              (53,000)             (329,000)
                                                   ---------------        ---------------
                                                   $            -         $           -
                                                   ===============        ===============

       The Company has a net operating loss carryforward for tax purposes totaling approximately $6,875,000 at December 27, 2002 expiring between the years 2010 through 2022. The resulting deferred tax asset of approximately $2,304,000 has been offset by a corresponding valuation allowance.

12.    RETIREMENT PLAN

       The Company sponsors a 401(k) savings plan covering all non-union employees who have attained the age of 21 and have completed 3 months of service. Participants may contribute up to 15% of their annual compensation, subject to certain limitations. In addition, the Company may make contributions to the plan. During the years ended December 27, 2002 and December 28, 2001, the Company did not make any contributions to the plan.


13.    CASH GAIN SHARING PROGRAM

       The Company's full-time, non-union employees and other key company employees receive additional compensation as determined by cash profits, as defined, under the Cash Gain Sharing Program. For the years ended December 27, 2002 and December 28, 2001, there was no additional compensation earned.


14.    STOCK OPTION AND GRANT PLAN

       In March 1998, the Company adopted the Stock Option and Grant Plan (the "Plan") which as amended in June 2000, and in June 2002, to provide for an aggregate grant of 1,000,000 options to purchase shares of the Company's common stock. Options may be granted to employees, officers, directors, consultants and independent contractors. Under the Plans, options may be issued for periods up to 10 years and become exercisable in varying amounts based on a vesting schedule. Generally, options are granted at prices equal to market value on the date of the grant with lives of five years.

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

       In August 2002, the Company granted 523,000 stock options to key employees, consultants and members of the board of directors at an exercise price of $2.15 per share. The stock options vest on the second anniversary of the agreement and expire on the fifth anniversary of the agreement.

       For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended December 27, 2002 and December 28, 2001: (i) annual dividends of $0.00, (ii) expected volatility of 170% and 79% for the years ended December 27, 2002 and December 28, 2001, respectively, (iii) risk-free interest rate of 5.7%, and (iv) expected option lives of three years for the years ended December 27, 2002 and December 28, 2001, respectively. The weighted average fair value of the stock options granted for the years ended December 27, 2002 and December 28, 2001 was $1.87 and $2.31, respectively.

       The following tables illustrates the Company's stock option and warrant issuances and balances outstanding as of, and during the years ended December 27, 2002 and December 28, 2001, retroactively restated for the aforementioned anti-dilution provisions related to the Company's common stock warrants.



                                                                 OPTIONS                          WARRANTS
                                                     ------------------------------    ------------------------------
                                                                         Weighted                          Weighted
                                                        Shares           Average           Shares          Average
                                                       Underlying        Exercise        Underlying        Exercise
                                                        Options            Price          Warrants           Price
                                                      -------------     ------------    -------------     ------------
         Outstanding at December 29, 2000                  467,500      $    4.77           1,775,193     $     4.95

            Granted                                         67,500           2.50              25,000           3.50
            Canceled                                        (3,000)          4.00                   -              -
            Exercised                                            -              -                   -              -
                                                      -------------     ------------    -------------     ------------
         Outstanding at December 28, 2001                  532,000      $    4.49           1,800,193      $    4.93
            Granted                                        523,000           2.15                  -               -
            Canceled                                       (56,500)          3.50                  -               -
            Exercised                                            -              -                  -               -
                                                      -------------     ------------    -------------     ------------
         Outstanding at December 27, 2002                  998,500      $    3.32           1,800,193      $    4.93
                                                      =============     ============    =============     ============


       The following is additional information with respect to the Company's options and warrants as of December 27, 2002:

                                                                                                 OPTIONS
                                  OPTIONS OUTSTANDING                                          EXERCISABLE
         ----------------------------------------------------------------------     --------------------------------
                               Number of          Weighted                            Number of
                              Outstanding          Average          Weighted         Excercisable          Weighted
                                 Shares           Remaining          Average            Shares             Average
                               Underlying        Contractual         Exercise         Underlying          Excercise
          Excercise Price       Options             Life             Price              Options             Price
         ----------------    --------------    ---------------    -------------     --------------     -------------
             $ 2.50                 47,000       3.00 years          $ 2.50                     -               -
             $ 4.00                 95,000       1.58 years          $ 4.00                95,000          $ 4.00
             $ 4.50                 25,000       1.58 years          $ 4.50                25,000          $ 4.50
             $ 5.13                308,500       2.29 years          $ 5.13               158,500          $ 5.13
             $ 2.15                523,000       4.33 years          $ 2.15                     -               -
         ----------------    --------------    ---------------    -------------     --------------     -------------
                                   998,500       2.90 years          $ 3.32               278,500          $ 4.69
                             ==============    ===============    =============     ==============     =============


                                                                                                WARRANTS
                                 WARRANTS OUTSTANDING                                          EXERCISABLE
        -----------------------------------------------------------------------     ----------------------------------
         Exercise Price        Number of          Weighted                            Number of
                             Outstanding          Average           Weighted         Exercisable          Weighted
                                Shares           Remaining          Average            Shares             Average
                              Underlying        Contractual         Exercise         Underlying           Excercise
                               Warrants             Life             Price            Warrants              Price
        -----------------    --------------    ---------------    -------------     --------------     ---------------
          $3.00-$3.50               78,334       2.89 years          $ 3.16                78,334          $ 3.16
          $4.85-$6.91            1,721,859       1.29 years          $ 5.01             1,721,859          $ 5.01
                             --------------    ---------------    -------------     --------------     ---------------
                                 1,800,193       1.36 years          $ 4.93             1,800,193          $ 4.93
                             ==============    ===============    =============     ==============     ===============

       Had compensation cost for the Company's option plan been determined in accordance with SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                                                            Years ended
                                                            --------------------------------------------
                                                            December 27, 2002        December 28, 2001
                                                            -------------------      -------------------
Net loss:                                  As reported      $        (244,274)       $      (1,271,854)
                                             Pro forma      $        (744,783)       $      (1,741,063)
Net loss per share:
    Basic and diluted                      As reported      $           (0.06)       $           (0.34)
    Basic and diluted                        Pro forma      $           (0.20)       $           (0.47)

15.    KEY MAN LIFE INSURANCE

       The Company is the beneficiary of a $500,000 life insurance policy on the life of the President of the EHC.


16.    COLLECTIVE BARGAINING AGREEMENT

       The Company's factory employees and factory supervisors are represented by a collective bargaining agreement between a local branch of a major national labor trade union and the Company. Such agreement expires in May 2004.


17.    RELATED PARTY TRANSACTIONS

       (a)Sales during the years ended December 27, 2002 and December 28, 2001 included approximately $274,000 and $682,000, respectively to another company owned by three officer/stockholders of the Company. Gross profit on such sales was approximately $74,000 and $257,000 for the years ended December 27, 2002 and December 28, 2001, respectively. Accounts receivable from the related company was approximately $39,000 at December 27, 2002. In September 1999, the Company converted outstanding accounts receivable of $253,150 into a term loan at 8% per annum, with monthly payments of $5,133 per month inclusive of principal and interest for 5 years starting January 1, 2000. The balance of the note receivable on December 28, 2001 was $155,693. The note was fully paid to the Company during the year ended December 27, 2002.

       (b)The Company leases its premises from a company (the "landlord") owned by two of the officer/stockholders of the Company at an annual rental of $173,405. Such lease expires in December 2005. The mortgage on the premises in the amount of $417,830 at December 27, 2002 is guaranteed by the Company. The guarantee expires on November 28, 2010. There are two events/circumstances that would require the Company to perform under the guarantee: The first is if the landlord defaults on their mortgage, due to lack of payment. The second, is if the landlord were in violation of any of the covenants as set forth in the mortgage agreement. The Company's maximum potential liability would be $429,726 if the landlord defaulted. If the Company was to default on the mortgage, the mortgage company would take possession of the property and all machinery and equipment having a net book value of $474,186 at December 27, 2002.

       (c)In March 1998, the Company entered into employment agreements with its three officer/stockholders for periods of 10 years at aggregate annual base salaries of $325,000. Such agreements provide for increases at the greater of 5% or the consumer price index and an annual bonus to be determined by the Board of Directors.

18.    CONSULTING AGREEMENT

       In March 1998, the Company entered into a ten year consulting agreement in connection with the Company's plans to develop manufacturing resources in the People's Republic of China ("China"). The consultant, who was board member of the Company at the time, will be paid at an hourly rate as mutually determined and agreed upon by the Company and the consultant from time to time and 1.5% of the net cost, as defined, of all products manufactured in China up to $5,000,000 per year and 1% of net costs in excess of $5,000,000. The Company expensed $18,106 and $12,785, respectively, in the years ended December 27, 2002 and December 28, 2001 under this consulting agreement.


19.    PREFERRED STOCK

       The Board of Directors of the Company is authorized, without further action of the stockholders of the Company, to issue up to 1,000,000 shares of Preferred Stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any series or the designation of such series. As of December 27, 2002, there were no shares issued and outstanding.


20.    STOCKHOLDERS' AGREEMENTS

       In March 1998, the Company entered into an agreement with each of its three officers/stockholders which provides that in the event of the death of the stockholder within 24 months after the consummation of a public offering of the Company's stock, as defined, the estate of the stockholder can require the Company to repurchase 250,000 shares of the stockholder's stock for $500,000. The repurchase of stock can only be made though the use of insurance proceeds payable to the Company upon the death of the stockholder.

21.    SEGMENT AND GEOGRAPHIC INFORMATION

       The Company views its operations as principally two segments, the manufacturing and assembly of injection molded plastic components and outsourcing of injection molded plastic components and their assemblies. The segments share a common workforce and office headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment. The Company's segment information for the years ended December 27, 2002 and December 28, 2001 is as follows:


                                     Manufacturing                        Corporate
                                          and                                and
                                       Assembly        Outsourcing          Other        Consolidated
                                     --------------   --------------    --------------   --------------
Year ended December 27, 2002
    Sales                            $   8,229,718    $   2,227,632     $           -    $  10,457,350
    Cost of Goods Sold                   5,068,708        2,012,410                 -        7,081,118
    Gross Profit                         3,161,010          215,222                 -        3,376,232
    Gross Profit %                            38.4%             9.7%                -             32.3%
    Interest and Other Income               26,100            3,571            84,142          113,813
    Interest and Other Expenses            183,084            9,770            38,662          231,516
    Depreciation and Amortization          136,797           49,508            14,592          200,897
    Segment Assets                       2,553,926        1,072,588           210,755        3,837,269
    Long-Lived Asset Expenditures           33,227            2,308                 -           35,535
    Segment Net Income (Loss)              498,918         (626,770)         (116,422)        (244,274)



                                     Manufacturing                        Corporate
                                          and                                and
                                       Assembly        Outsourcing          Other        Consolidated
                                     --------------   --------------    --------------   --------------
Year ended December 28, 2001
    Sales                            $   7,026,317    $   2,133,326     $           -    $   9,159,643
    Cost of Goods Sold                   4,204,581        2,121,864                 -        6,326,445
    Gross Profit                         2,821,736           11,462                 -        2,833,198
    Gross Profit %                            40.2%             1.0%                -             30.9%
    Interest and Other Income               76,098           18,045            48,392          142,535
    Interest and Other Expenses            115,198            8,650            41,068          164,916
    Depreciation and Amortization          170,694           36,849            14,592          222,135
    Segment Assets                       2,340,577          886,320           249,381        3,476,278
    Long-Lived Asset Expenditures          135,747           89,180                 -          224,927
    Segment Net Income (Loss)              246,903       (1,090,952)         (427,805)      (1,271,854)


22.    COMMITMENTS AND CONTINGENCIES

       The Company leases office space in Shanghai, China at a rental rate of $5,300 per month. The lease is for 24 monthly periods expiring on February 28, 2003. The lease is in process of renewal and is on a month to month basis until renewed.

       As discussed in Note 17, the Company leases its premises from a related party.

       The Company also has various other operating leases for equipment and automobiles.

       Future minimum lease payments, excluding escalation, are as follows:

                 Fiscal Years
                  Ending in
                   December

                      2003          $        245,952
                      2004                   255,072
                      2005                   264,660
                      2006                         -
                                      --------------
                                    $        765,684
                                      ==============


        Total rent expense charged to operations for the years ended December 27, 2002 and December 28, 2001 was approximately $265,067 and $204,122, respectively.

       The Company was named as a defendant in six employment discrimination complaints, and on October 2002 settled these complaints for an aggregate amount of approximately $42,000. Accordingly, the Company has paid $21,000 and accrued the balance of $21,000 as of December 27, 2002.

23.    SUBSEQUENT EVENTS

       On March 6, 2003, the Company contacted the F.D.I.C. regarding its outstanding loan. The Company paid the accrued interest totaling $29,275 to avoid being put into a pooling group, which could ultimately result in the loan being sold. The Company is in discussions with various financial institutions to replace its line of credit. In March 2003, the Company contracted a broker who specializes in obtaining lines of credit. There is no guarantee that this engagement will secure a new line of credit. In the interim, the F.D.I.C. has continued to service the Company's credit facility, although it is uncertain at this time what the ultimate disposition of the facility will be.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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


Item 13. Exhibits, and Reports on Form 8-K


(A) Exhibits (Numbered in accordance with item 601 of regulation S-B)

Exhibit
No.      Description of Exhibit

99.1     Certification  of  Chief  Executive  Officer  pursuant  to 18  U.S.C.
         ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

99.2     Certification  of  Chief  Financial  Officer  pursuant  to 18  U.S.C.
         ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002


(B) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 27, 2002

                                   SIGNATURES



In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              INTERNATIONAL SMART SOURCING, INC.



March 27, 2003                                /s/ David Kassel

Date                                          David Kassel
                                              Chairman and Chief Executive
                                              Officer





In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.


Signature                           Title                              Date

/s/ David Kassel           Chairman of the Board                  March 27, 2003
----------------           of Directors and Chief Executive
                           Officer

/s/ Andrew Franzone        President of EHC, Director             March 27, 2003
-------------------        Director

/s/ Harry Goodman          Vice President and Secretary,          March 27, 2003
-----------------

/s/ Arthur Myers           Chief Financial Officer                March 27, 2003
----------------

/s/ Carl Seldin Koerner    Director                               March 27, 2003
-----------------------

/s/ Mitchell Solomon       Director                               March 27, 2003
--------------------

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER



I, David Kassel, certify that:

     1. I have reviewed this annual report on Form 10-KSB of International Smart Sourcing Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.  presented  in  this  annual  report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 27, 2003





                                                     David Kassel
                                                     Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER



I, Arthur Myers, certify that:

     1. I have reviewed this annual report on Form 10-KSB of International Smart Sourcing Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          d. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          e. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          f.  presented  in  this  annual  report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          c. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          d. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 27, 2003





                                                        Arthur Myers
                                                        Chief Financial Officer

Exhibit 99.1


                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of International Smart Sourcing, Inc. (the "Company") on Form 10-KSB for the year ended December 27, 2002 as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, David Kassel, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that:

          1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

          2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.




                                                         /s/David Kassel
                                                         David Kassel
                                                         Chief Executive Officer
                                                         March 27, 2003

EXHIBIT 99.2





                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of International Smart Sourcing, Inc. (the "Company") on Form 10-KSB for the year ended December 27, 2002 as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, Arthur Myers, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that:

          1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.




                                                         /s/Arthur Myers
                                                         Arthur Myers
                                                         Chief Financial Officer
                                                         March 27, 2003