Form 10QSB
period 2003-03-31
INTERNATIONAL SMART SOURCING INC
filed 2003-05-19
CIK 1057695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE THREE MONTHS ENDED MARCH 28, 2003

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

                YES      X                                  NO _____

As of May 19, 2003, the Registrant had 3,777,384 shares of its Common Stock, $0.001 par value, issued and outstanding.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                 MARCH 28, 2003

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

          Condensed Consolidated Balance Sheet                              1
          Condensed Consolidated Statements of Operations                   2
          Condensed Consolidated Statements of Cash Flows                   3
          Notes to Consolidated Financial Statements                      4-8

Item 2 - Management's Discussion and Analysis or Plan of Operation       9-11

Item 3 - Controls and Procedures                                           11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                 12
Item 2 - Changes in Securities and Use of Proceeds                         12
Item 3 - Defaults upon Senior Securities                                   12
Item 4 - Submission of    Matters to a Vote of Security Holders            12
Item 5 - Other Information                                                 12
Item 6 - Exhibits and Reports on Form 8-K                                  12




SIGNATURE                                                                  13

                             INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED BALANCE SHEET

                                                   (Unaudited)

                                                 MARCH 28, 2003

                                                     ASSETS
                                                     ------

CURRENT ASSETS:

Cash                                                                                               $         379,713
Accounts receivable - net of allowance for
  doubtful accounts of $12,536                                                                             1,367,336
Inventories                                                                                                1,360,250
Prepaid expenses and other current assets                                                                    216,132
                                                                                                          ----------
TOTAL CURRENT ASSETS                                                                                       3,323,431


Property and equipment - net                                                                                 430,985


Investments                                                                                                   84,142
                                                                                                           ---------
                                                                                                    $      3,838,558
                                                                                                           =========




                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------



CURRENT LIABILITIES:


     Accounts payable and accrued expenses                                                          $      1,122,179
     Deferred revenue                                                                                         24,490
     Line of credit and accrued interest                                                                   1,013,222
     Current portion of long tem debt (including $62,018 to officer/stockholders)                            202,599
     Current portion of obligations under capital leases                                                      33,585
                                                                                                           ---------
        TOTAL CURRENT LIABILITIES                                                                          2,396,075


     Long term debt (including $228,978 to officer/stockholders) - less current portion                      320,620
     Obligations under capital leases                                                                         49,183
                                                                                                           ---------
        TOTAL LIABILITIES                                                                                  2,765,878



COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:


     Preferred Stock, $0.001 par value, 1,000,000 shares authorized,
        no shares issued or outstanding                                                                         -
     Common Stock, $0.001 par value, 10,000,000 shares authorized,
        issued and outstanding 3,777,384                                                                       3,777
     Additional paid-in capital                                                                            8,045,937
     Accumulated deficit                                                                                  (6,977,034)
                                                                                                          ----------
        TOTAL STOCKHOLDERS' EQUITY                                                                         1,072,680
                                                                                                           ---------
                                                                                                    $      3,838,558
                                                                                                           =========



                 See notes to condensed consolidated financial statements.



                               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                                                        Three Months Ended
                                                                              ------------------------------------
                                                                                 March 28,           March 29,
                                                                                    2003               2002
                                                                              -----------------   ----------------

NET SALES                                                                  $         3,099,907 $        2,313,363
COST OF GOODS SOLD                                                                   1,993,445          1,593,188
                                                                              -----------------   ----------------

      GROSS PROFIT                                                                   1,106,462            720,175
                                                                              -----------------   ----------------

OPERATING EXPENSES
      Selling and shipping                                                             195,768            222,976
      General and administrative                                                       672,860            738,743
                                                                              -----------------   ----------------

          TOTAL OPERATING EXPENSES                                                     868,628            961,719
                                                                              -----------------   ----------------

INCOME (LOSS) FROM OPERATIONS                                                          237,834           (241,544)

      Interest and other income                                                          2,300              2,063
      Interest and other expenses                                                      (36,038)           (20,100)
                                                                              -----------------   ----------------

NET INCOME (LOSS)                                                          $           204,096  $        (259,581)
                                                                              =================   ================

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
          Basic                                                            $              0.05 $            (0.07)
                                                                              =================   ================
          Diluted                                                          $              0.05 $            (0.07)
                                                                              =================   ================

WEIGHTED AVERAGE COMMON SHARES
          Basic                                                                      3,777,384          3,760,934
                                                                              =================   ================
          Diluted                                                                    4,090,706          3,760,934
                                                                              =================   ================



                                 See notes to condensed consolidated financial statements.





               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)




                                                                                              Three Months Ended
                                                                                         ---------------------------
                                                                                          March 28,        March 29,
                                                                                             2003            2002
                                                                                         ---------         ---------


Cash flows from operating activities:
     Net income (loss)                                                                 $      204,096   $     (259,581)
Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
        Provision for doubtful accounts                                                        12,189             -
        Depreciation and amortization                                                          51,175           45,575
        Inventory obsolescence                                                                  7,369             -
        Amortization                                                                            2,435            6,555

Changes in assets and liabilities:
     Accounts receivable                                                                     (282,647)          (7,729)
     Inventories                                                                              103,763         (152,101)
     Prepaid expenses and other current assets                                                 37,822          112,131
     Other assets                                                                                -             (40,832)
     Accounts payable and accrued expenses                                                   (136,989)         216,743
     Deferred revenue                                                                         (12,653)        (147,781)
                                                                                              -------         --------
           Total adjustments                                                                 (217,536)          32,561
                                                                                             --------           ------

Net cash used in operating activities                                                         (13,440)        (227,020)
                                                                                              -------         --------

Cash flows from investing activities:
     Note receivable from related parties                                                        -               8,217
     Expenditures for property and equipment                                                  (10,424)          (8,748)
                                                                                              -------           ------

Net cash used in investing activities:                                                        (10,424)            (531)
                                                                                              -------           ------

Cash flows from financing activities:

     Capital lease repayments                                                                 (11,826)         (11,368)
     Net proceeds from borrowings                                                                -             288,516
     Principal payments and repayment of loans                                                (41,324)         (28,132)
                                                                                              -------          -------

Net cash (used in) provided by  financing activities                                          (53,150)         249,016
                                                                                              -------          -------

(Decrease) increase in cash                                                                   (77,014)          21,465

Cash - beginning of period                                                                    456,727          146,478
                                                                                              -------          -------

Cash - end of period                                                                   $      379,713   $      167,943
                                                                                              =======         ========



                                   See notes to condensed consolidated financial statements.




               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 28, 2003

                                   (UNAUDITED)



1.       BASIS OF PRESENTATION AND GOING CONCERN

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in International Smart Sourcing, Inc. and Subsidiaries (the "Company") annual report on Form 10-KSB for the year ended December 27, 2002.

          In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 28, 2003 and the results of operations and cash flows for the three month periods ended March 28, 2003 and March 29, 2002 have been included.

          The results of operations for the three month periods ended March 28, 2003, are not necessarily indicative of the results to be expected for the full year ended December 26, 2003.

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not complied with its credit line's minimum tangible net worth covenant. In addition, the bank that provided the Company with its credit facility was closed by the Connecticut Banking Department on June 27, 2002, with the F.D.I.C. assuming receivership of the failed bank. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to this matter include, replacing their financing arrangement through an alternative lending institution, raising additional funds through equity or debt financing and continuing to achieve profitable operations. The Company is in discussions with various financial institutions to replace its line of credit. In the interim, the F.D.I.C. has continued to service the Company's credit facility, although it is uncertain at this time what the ultimate disposition of the facility will be. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

          - In December 2002, the Financial Accounting Standards Board, "FASB" issued Statement of Financial Accounting Standards, ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's consolidated financial statements

          As permitted under SFAS No. 123, the Company continues to apply the Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required under SFAS No. 148, the following table presents pro forma net income (loss) and basic and diluted earnings per share as if the fair value-based method had been applied to all awards.

                                                                              Three Months Ended
                                                                   -----------------------------------------
                                                                    March 28, 2003         March 29, 2002
                                                                   ------------------     ------------------
                                Net income (loss) as reported  $             204,096  $           (259,581)
        Less: total stock-based employee compensation expense
       determined under fair value method, net of related tax
                                                      effects                154,157                125,127
                                                                   ------------------     ------------------
                                  Pro Forma net income (loss)  $              49,939  $           (384,708)
                                                                   ==================     ==================
 Net income (loss) per share:
                         Basic earnings per share as reported  $                0.05  $              (0.07)
                           Pro Forma basic earnings per share  $                0.01  $              (0.10)
                       Diluted earnings per share as reported  $                0.05  $              (0.07)
                         Pro Forma diluted earnings per share  $                0.01  $              (0.10)


          - In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's financial statements.

2.       MAJOR CUSTOMERS

          During the three months ended March 28, 2003 and March 29, 2002, two customers accounted for approximately 59% and 7%, respectively of the Company's sales. The United States government accounted for approximately 59% of the Company's outstanding accounts receivable as of March 28, 2003.


3.       INVENTORIES

         Inventories consist of the following at March 28, 2003:

                   Raw Materials              $              54,269
                   Work in Process                           51,558
                   Finished Goods                           899,149
                   Components                               355,274
                                                 -------------------
                                              $           1,360,250
                                                 ===================


4.       SELLING AND SHIPPING

          The Company classifies shipping and handling costs as a component of selling and shipping expenses. Shipping and handling costs were approximately $118,930 and $126,978 for the three months ended March 28, 2003 and March 29, 2002, respectively. The Company does not separately charge these costs to its customers.


5.       RELATED PARTY SALES

          Sales during the three months ended March 28, 2003 and March 29, 2002 included approximately $ 84,544 and $ 74,678, respectively to another company owned by three officer/stockholders of the Company. Gross profit on such sales was approximately $13,636 and $ 11,912 for the three months ended March 28, 2003 and March 29, 2002, respectively. Accounts receivable from the related company was approximately $23,390 at March 28, 2003.


6.       LINE OF CREDIT

          In April 2001, the Company entered into a revolving line of credit agreement with a bank that provided for a maximum borrowing of up to $1,500,000, subject to certain conditions, at an interest rate of prime, which was 4.25% at March 28, 2003, plus 1.75%. The loan is secured by substantially all assets of the Company and is unconditionally guaranteed by three officers/stockholders, each limited to $250,000.

          The bank that provided the Company with the above credit facility was closed by the Connecticut Banking Department on June 27, 2002, with the F.D.I.C. assuming receivership of the failed bank. Management's plans with respect to this matter include, replacing the financing arrangement through an alternative lending institution, raising additional funds through equity or debt financing and continuing to achieve profitable operations. The F.D.I.C. has continued to service the Company's credit facility. The Company is in discussions with various financial institutions to replace the line of credit. The balance outstanding on the line of credit at March 28, 2003, including accrued interest, amounted to $1,013,222.

          On March 6, 2003, the Company contacted the F.D.I.C. regarding their outstanding loan. The Company paid the accrued interest totaling
          $29,275  to  avoid  being  put  into  a  pooling  group,  which  could ultimately result in the loan being sold. The Company is in discussions with various financial institutions to replace its line of credit. There is no guarantee that these discussions will secure a new line of credit. In the interim, the F.D.I.C. has continued to service the Company's credit facility, although it is uncertain at this time what the ultimate disposition of the facility will be.

7.       SEGMENT AND GEOGRAPHIC INFORMATION

          The Company views its operations as principally two segments. The first is manufacturing and distribution of plastic components. The second is outsourcing of manufacturing. The segments share a common workforce and office headquarters, which preclude an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment. The Company's segment information for the three months ended March 28, 2003 and March 29, 2002 are as follows:

                                                  Manufacturing                           Corporate
                                                       and                                   and
                                                  Distribution         Outsourcing          Other          Consolidated
                                                 ----------------     --------------    --------------    ----------------
   Three Months ended March 28, 2003
        Sales to Unaffiliated Customers        $       2,462,292  $         637,615  $          -      $        3,099,907
        Cost of Goods Sold                             1,525,649            467,796             -               1,993,445
        Gross Profit                                     936,643            169,819             -               1,106,462
        Gross Profit %                                     38.0%              26.6%             -                   35.7%
        Interest and Other Income                          2,300               -                -                   2,300
        Interest and Other Expenses                       20,306              2,345            13,387              36,038
        Depreciation and Amortization                     37,932             12,030             3,648              53,610
        Segment Assets                                 2,672,843            981,408           184,307           3,838,558
        Long Lived Asset Expenditures                     10,424              -                 -                  10,424
        Segment Net Income (Loss)              $         356,204  $       (117,822)  $       (34,286)  $          204,096


                                                  Manufacturing                           Corporate
                                                       and                                   and
                                                  Distribution         Outsourcing          Other          Consolidated
                                                 ----------------     --------------    --------------    ----------------

   Three Months ended March 29, 2002
           Sales to Unaffiliated Customers     $       1,789,896  $         521,967  $          1,500  $        2,313,363
           Cost of Goods Sold                          1,193,798            399,327                63           1,593,188
           Gross Profit                                  596,098            122,640             1,437             720,175
           Gross Profit %                                  33.3%              23.5%             95.8%               31.1%
           Interest Income and Other Income                 -                 2,063              -                  2,063
           Interest and Other Expenses                     5,482              2,801            11,817              20,100
           Depreciation and Amortization                  36,881             11,601             3,648              52,130
           Segment Assets                              2,440,838            990,248           103,589           3,534,675
           Long Lived Asset Expenditures                   8,748               -     $           -                  8,748
           Segment Net Income (Loss)           $          29,392  $       (199,790)  $       (89,183)  $        (259,581)


8.       INCOME TAXES

          No provision has been made for federal and state income taxes for the three months ended March 28, 2003 as a result of the utilization of the Company's net operating loss carryforwards. The Federal and State tax benefit resulting from the utilization of the operating loss carryforwards approximates $90,000.

          The Company has a net operating loss carryforward for tax purposes totaling approximately $6,675,000 at March 28, 2003 expiring between the years 2011 through 2023. Tax benefits from utilization of NOL carryforwards, will be recorded at such time, and to such extent, they are assured beyond a reasonable doubt. As such, the resulting estimated deferred tax assets of approximately $2,241,000 as of March 28, 2003, has been offset by a corresponding valuation allowance.


9.       INCOME PER SHARE

          The following table sets forth the components used in the computation of basic and diluted earnings per share:

                                                                              Three Months Ended
                                                                    ---------------------------------------
                                                                     March 28, 2003        March 29, 2002
                                                                    -----------------     -----------------
Numerator:
            Net income (loss)                                   $            204,096  $          (259,581)
                                                                    =================     =================
Denominator:
             Weighted average shares                                       3,777,384             3,760,934
                                                                    -----------------     -----------------
             Effect of dilutive securities:
                    Employee stock options                                   294,199                    -
                    Stock warrants                                            19,123                    -
                                                                    -----------------     -----------------
                                                                             313,322                    -
                                                                    -----------------     -----------------
             Denominator for diluted earnings per
                      share-adjusted weighted average
                      shares after assumed conversions                     4,090,706             3,760,934
                                                                    =================     =================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

For the three months ended March 28, 2003 compared to the three months ended March 27, 2002.

NET SALES

Net sales for the three month-period ended March 28, 2003 were $3,099,907 compared to sales of $2,313,363 for the three-month period ended March 29, 2002. The increase of $785,544 or 34.0% was attributed to an increase of orders through the contract with the Defense Supply Center in Philadelphia (DSCP), and increase of sales for our subsidiary International Plastic Technologies, Inc. ("IPT").

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the three-month period ended March 28, 2003 of 35.7%, as compared to 31.1% experienced during the three month period ended March 29, 2002. This increase of 4.6%, can be attributed to the increase in sales prices to the Defense Supply Center of Philadelphia (DSCP) as well as an increase due to more commercial, non-military product being manufactured in China for our subsidiary Electronic Hardware Corp. ("EHC").

OPERATING EXPENSES

Selling and Shipping

Selling and shipping expenses for the three-months ended March 28, 2003 were $195,768 as compared to $222,976 for the three-months ended March 29, 2002. The decrease of $27,208 or 12.2% for the period is primarily attributable to a decrease in consulting fees and advertising expenses.

General, and Administrative Expenses

General and administrative expenses for the three months ended March 28, 2003 were $672,860 as compared to $716,191 for the three months ended March 29, 2002. The decrease of $43,331 or 6.1% for the period is primarily attributable to a decrease in staff.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company's primary source of liquidity has been cash flow generated internally from operations. Because the cash flow was insufficient to meet the Company's cash needs, the Company supplemented its cash needs with bank borrowings and long term equipment financing. The Company's cash decreased to $379,713 on March 28, 2003 from $456,727 on December 29, 2002.

Cash flow used in operating activities was $13,440 for the three-months ended March 28, 2003 on net income of $204,096. The increase in accounts receivable is the result of increased sales to the Defense Supply Center of Philadelphia
(DSCP). The decrease in inventory is the result of a combination of a write-off of obsolete inventory and a reduction of inventory in transit from China. The decrease in prepaid expenses and other current assets is a result of the expensing of deposits placed and costs associated with tooling and production orders in process that were completed at March 28, 2003. Cash used in investing activities for the three-month period ended March 28, 2003 was $10,424, which consisted of cash for the purchase of machinery and equipment.

Net cash used in financing activities for the three-month period ended March 28, 2003 was $53,150. Cash of $41,324 was used to make principal payments on loans payable and $11,826 was used to make capital lease repayments.

The bank that provided the Company with its revolving line of credit was closed by the Connecticut Banking Department on June 27, 2002, with the F.D.I.C. assuming receivership of the failed bank. The balance outstanding on the line of credit at March 28, 2003, including accrued interest, amounted to $1,013,222. In the interim, the F.D.I.C. has continued to service the Company's credit facility, although it is uncertain at this time what the ultimate disposition of the facility will be.

On March 6, 2003, the Company contacted the F.D.I.C. regarding their outstanding loan. The Company paid the accrued interest totaling $29,275 to avoid being placed into a pooling group, which could ultimately result in the loan being sold.

The Company is in discussions with various financial institutions to replace the line of credit. In March 2003, the Company contacted a broker who specializes in obtaining lines of credit. While there is no guarantee that this engagement will secure a new line of credit, it is the opinion of management that the Company will be able to obtain a new line of credit.

In the event that the Company is unable to find other sources of credit or working capital, operations of the Company would have to be limited.

The auditors' report on the Company's financial statements, in our annual Form 10-KSB, included an explanatory paragraph about the Company's ability to continue as a going concern. The Company expects that current cash flows from operations will be sufficient to fund its operations and meet its debt service obligation for the remainder of the fiscal year ending December 26, 2003. However, as of May 19, 2003, the Company is in default of a financial covenant and had approximately $1,000,000 outstanding on its bank line of credit, and the F.D.I.C. has capped the advances at this amount. In addition, management is seeking to raise additional funds through additional debt and/or equity financing, although there is no assurance it will be successful in securing such financing. If the Company is not successful, the Company may need to make certain reductions in its operations to maximize its available cash resources until additional funds can be raised. These matters raise substantial doubt about the Company's ability to continue in business as a going concern.

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

ITEM 3.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14 (c) under the Exchange Act) as of a date within 90 days of the date of this Form 10-QSB. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under Exchange Act is gathered, analyzed and disclosed with adequate timeliness. There have been no significant changes in the Company's internal controls subsequent to the date of the evaluation described above.

PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The bank that provided the Company with its revolving line of credit was closed by the Connecticut Banking Department on June 27, 2002, with the F.D.I.C. assuming receivership of the failed bank. The balance outstanding on the line of credit at March 28, 2003, including accrued interest, amounted to $1,013,222. In the interim, the F.D.I.C. has continued to service the Company's credit facility, although it is uncertain at this time what the ultimate disposition of the facility will be.

On March 6, 2003, the Company contacted the F.D.I.C. regarding their outstanding loan. The Company paid the accrued interest totaling $29,275 to avoid being placed into a pooling group, which could ultimately result in the loan being sold.

The Company is in discussions with various financial institutions to replace the line of credit. In March 2003, the Company contracted a broker who specializes in obtaining lines of credit. While there is no guarantee that this engagement will secure a new line of credit, it is the opinion of management that the Company will be able to obtain a new line of credit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

On May 8, 2003, the Company engaged the services of Marcum & Kliegman LLP as the auditor of record.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

         99.1
         99.2
         99.3

Reports on 8-K:

     No reports were filed on Form 8K during the quarter ended March 28, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



INTERNATIONAL SMART SOURCING, INC.


May 19, 2003                       /S/David Kassel
-----------------                 ---------------------------
Date                              David Kassel
                                  Chairman and Chief Executive Officer


May 19, 2003                       /S/David Hale
-----------------                  --------------------------------
Date                               David Hale
                                   Acting Chief Financial Officer