Form 10QSB
period 2003-06-27
INTERNATIONAL SMART SOURCING INC
filed 2003-08-11
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 27, 2003

OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

COMMISSION FILE NUMBER: 001-14753

INTERNATIONAL SMART SOURCING, INC.
(Formerly ChinaB2Bsourcing.com, Inc. and Subsidiaries)
(Exact Name of Small Business Issuer as specified in its charter)

Delaware	11-3423157
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

320 Broad Hollow Road
Farmingdale, NY 11735
(Address of principal executive offices)

(631) 293-4650
(Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES    |X|            NO    |_|

As of July 17, 2003, the Registrant had 3,777,384 shares of its Common Stock, $0.001 par value, issued and outstanding.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

(FORMERLY CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES)

FORM 10-QSB

JUNE 27, 2003

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

(FORMERLY CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES)

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

JUNE 27, 2003

ASSETS

CURRENT ASSETS:
Cash	$512,316
Accounts receivable — net of allowance for
doubtful accounts of $12,536	1,435,488
Inventories	1,402,032
Prepaid expenses and other current assets	203,597

TOTAL CURRENT ASSETS	3,553,433

Property and equipment — net	389,478

Investments avaliable for sale	84,142

$4,027,053

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$939,100
Deferred revenue	52,348
Line of credit	1,002,968
Current portion of long term debt (including $86,053 to officer/shareholders)	194,566
Current portion of obligations under capital leases	30,971

TOTAL CURRENT LIABILITIES	2,219,953

Long term debt (including $182,875 to officer/shareholders) — less current portion	267,384
Obligations under capital leases — less current portion	38,923

TOTAL LIABILITIES	2,526,260

CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value, 1,000,000 shares authorized,
no shares issued or outstanding	—
Common Stock, $0.001 par value, 10,000,000 shares authorized,
issued and outstanding 3,777,384	3,777
Additional paid-in capital	8,045,937
Accumulated deficit	(6,548,921)

TOTAL SHAREHOLDERS’ EQUITY	1,500,793

$4,027,053

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

(FORMERLY CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended		Two Quarters Ended

	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

NET SALES	$3,304,826	$2,629,259	$6,404,733	$4,942,622
COST OF GOODS SOLD	1,868,015	1,825,209	3,861,460	3,418,397

GROSS PROFIT	1,436,811	804,050	2,543,273	1,524,225

OPERATING EXPENSES
Selling and shipping	203,969	210,734	399,737	433,710
General and administrative	775,374	649,281	1,448,231	1,388,024

TOTAL OPERATING EXPENSES	979,343	860,015	1,847,968	1,821,734

INCOME (LOSS) FROM OPERATIONS	457,468	(55,965)	695,305	(297,509)

INTEREST AND OTHER INCOME	8,875	1,008	11,175	3,071
INTEREST AND OTHER EXPENSES	(38,230)	(61,135)	(74,268)	(81,235)

NET INCOME (LOSS)	$428,113	$(116,092)	$632,212	$(375,673)

Earnings per share of of common stock:
BASIC:
Income(loss) per share	$0.11	$(0.03)	$0.17	$(0.10)

Weighted average number of shares of common stock
Outstanding	3,777,384	3,760,934	3,777,384	3,760,934

DILUTED:
Income(loss) per share	$0.11	$(0.03)	$0.16	$(0.10)

Weighted average number of shares of common stock and
common stock equivalents outstanding	3,955,788	3,760,934	4,075,986	3,760,934

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

(FORMERLY CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Two Quarters Ended

	June 27, 2003	June 28, 2002

Cash flows from operating activities:
Net income (loss)	$632,212	$(375,673)

Adjustments to reconcile net income (loss) to net
cash provided by(used in) operating activities:
Depreciation	96,358	102,828
Amortization	4,869	—
Inventory Reserve	75,000	—

Changes in operating assets and liabilities:
Accounts receivable	(338,610)	(279,643)
Inventories	(5,650)	(364,912)
Prepaid expenses and other current assets	50,357	260,424
Other assets	—	(135,586)
Accounts payable and accrued expenses	(304,353)	465,281
Deferred revenue	15,205	(122,467)

Total adjustments	(406,824)	(74,075)

Net cash provided by(used in) operating activities	225,388	(449,748)

Cash flows from investing activities:
Note receivable from related parties	—	136,171
Expenditures for property and equipment	(16,534)	(19,853)

Net cash (used in)provided by investing activities:	(16,534)	116,318

Cash flows from financing activities:
Capital lease repayments	(24,700)	(35,523)
Net proceeds from borrowings	—	307,844
Principal payments of loans	(128,565)	(62,291)

Net cash (used in)provided by financing activities	(153,265)	210,030

Net increase (decrease) in cash	55,589	(123,400)

Cash — beginning of period	456,727	146,478

Cash — end of period	$512,316	$23,078

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

(FORMERLY CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED JUNE 27, 2003

(UNAUDITED)

1.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim unaudited condensed consolidated financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in International Smart Sourcing, Inc. and Subsidiaries (the “Company”) annual report on Form 10-KSB for the year ended December 27, 2002.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 27, 2003 and the results of operations and cash flows for the periods shown have been included.

The results of operations for the periods ended June 27, 2003, are not necessarily indicative of the results to be expected for the full year ending December 26, 2003.

2.

SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year

The Company maintains its books on a 53/52 week fiscal year ending on the last Friday of the month.

The “Quarter ended June 27, 2003” represents the period from March 30, 2003 to June 27, 2003 and the “Two Quarters ended June 27, 2003” represents the period from December 28, 2002 to June 27, 2003.

The “Quarter ended June 28, 2002” represents the period from March 29, 2002 to June 28, 2002 and the “Two Quarters ended June 28, 2002” represents the period from December 29, 2001 to June 28, 2002.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement No.133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). Except for the provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, SFAS No.149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Under the shareholders’ agreement, dated April 22, 1999, amended July 1, 2003, the Company is required to redeem common shares of certain shareholders of the Company. The Company is currently evaluating the adoption of SFAS No. 150, which will be in effect for the Company, during the third quarter of 2003, to determine if the provisions in the shareholders’ agreement will require a reclassification from equity to liabilities.

Stock Based Compensation

As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to or above the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Two Quarters Ended

	June 27, 2003	June 28, 2002

Net income (loss) as reported	$632,212	$(375,673)
Less: total stock-based employee
compensation expense determined under fair
value method, net of related tax effects	294,299	133,191

Pro Forma net income (loss)	$337,913	$(508,864)

Net income (loss) per share:
Basic earnings per share as reported	$0.17	$(0.10)
Pro Forma basic earnings per share	$0.09	$(0.14)
Diluted earnings per share as reported	$0.16	$(0.10)
Pro Forma diluted earnings per share	$0.08	$(0.14)

	Quarter Ended

	June 27, 2003	June 28, 2002

Net income (loss) as reported	$428,113	$(116,092)
Less: total stock-based employee compensation
expense determined under fair value method,
net of related tax effects	131,416	51,426

Pro Forma net income (loss)	$296,697	$(167,518)

Net income (loss) per share:
Basic earnings per share as reported	$0.11	$(0.03)
Pro Forma basic earnings per share	$0.08	$(0.04)
Diluted earnings per share as reported	$0.11	$(0.03)
Pro Forma diluted earnings per share	$0.08	$(0.04)

3.

CUSTOMERS

During the two quarters ended June 27, 2003 and June 28, 2002, two customers accounted for approximately 58% and 8% and 51% and 6%, respectively, of the Company’s sales. During the quarter ended June 27, 2003 and June 28, 2002, two customers accounted for 57% and 10% and 54% and 7%, respectively, of the Company’s sales. The United States government accounted for approximately 38% of the Company’s outstanding accounts receivable as of June 27, 2003.

4.	INVENTORIES Inventories consist of the following at June 27, 2003:

Raw Materials	$331,552
Work in Process	61,626
Finished Goods	1,008,854

$1,402,032

5.

SELLING AND SHIPPING

The Company classifies shipping and handling costs as a component of selling and shipping expenses. Shipping and handling costs were $249,752 and $234,025 for the two quarters ended June 27, 2003 and June 28, 2002, respectively. Shipping and handling costs were $130,822 and $107,047 for the quarter ended June 27, 2003 and June 28, 2002, respectively. The Company does not separately charge these costs to its customers.

6.

RELATED PARTY SALES

Sales during the two quarters ended June 27, 2003 and June 28, 2002 included $92,199 and $196,969, respectively to another company owned by the three officers/shareholders of the Company. Gross profit on such sales was $24,931 and $51,025 for the two quarters ended June 27, 2003 and June 28, 2002, respectively. Sales during the quarter ended June 27, 2003 and June 28, 2002 included $74,446 and $96,235, respectively to another company owned by the three officers/shareholders of the Company. Gross profit on such sales was $16,729 and $27,504, respectively. Accounts receivable from the related company was $72,049 at June 27, 2003.

The Company leases the premises in Farmingdale, N.Y. from another company owned by two of the officers/shareholders of the Company. Rent expense for the two quarters ended June 27, 2003 and June 28, 2002 was $91,176 and $87,275, respectively. Rent expense for the quarter ended June 27, 2003 and June 28, 2002 was $45,588 and $41,045, respectively.

7.

LINE OF CREDIT

In April 2001, the Company entered into a revolving line of credit agreement with a bank that provided for a maximum borrowing of up to $1,500,000, subject to certain conditions, at an annual interest rate of prime (4.00% at June 27, 2003) plus 1.75%. The loan is secured by substantially all assets of the Company and an aggregate of $750,000, which is unconditionally guaranteed by three officers/stockholders, each limited to $250,000.

The bank that provided the Company with the above credit facility was closed by the Connecticut Banking Department on June 27, 2002, with the F.D.I.C. assuming receivership of the failed bank. The F.D.I.C. has continued to service the Company’s credit facility. The balance outstanding on the line of credit at June 27, 2003, including accrued interest, amounted to $1,002,968.

On June 24, 2003, the Company entered into an agreement with the F.D.I.C. to settle the loan at a discounted rate of $897,150 plus accrued interest. The Company repaid $902,773 on July 30, 2003, which resulted in a gain of approximately $100,000. The Company received written confirmation that they are released and discharged from any further obligation to the F.D.I.C.

On July 29, 2003, the Company closed on a Revolving Line of Credit (“the line”) with People’s Bank of up to $1,500,000. Under the revolving line agreement the Company will be required to meet certain financial covenants. The line matures May 31, 2004 and bears annual interest at the Bank’s prime rate plus one percent (1%), payable monthly. The lines availability will vary based on eligibility of accounts receivable and inventory. The loan is secured by substantially all assets of the Company and an aggregate of $750,000, which is unconditionally guaranteed by the three officers/stockholders, each limited to $250,000.

8.

SEGMENT AND GEOGRAPHIC INFORMATION

The Company views its operations as principally two segments. The first is manufacturing and distribution of plastic components. The second is outsourcing of manufacturing. The segments share a common workforce and office headquarters, which preclude an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment. The Company’s segment information for the two quarters ended June 27, 2003 and June 28, 2002 is as follows:

	Manufacturing and Distribution	Outsourcing	Corporate and Other	Consolidated

Two Quarters ended June 27, 2003
Sales to Unaffiliated Customers	$5,229,322	$1,175,411	$—	$6,404,733
Cost of Goods Sold	3,115,814	745,646	—	3,861,460

Gross Profit	$2,113,508	$429,765	$—	$2,543,273

Gross Profit %	40.4%	36.6%	—	39.7%
Interest and Other Income	11,175	—	—	11,175
Interest and Other Expenses	47,068	3,990	23,210	74,268
Depreciation and Amortization	67,498	26,433	7,296	101,227
Segment Assets	2,964,675	851,683	210,695	4,027,053
Long Lived Asset Expenditures	10,424	6,110	—	16,534
Segment Net Income (Loss)	$924,948	$(221,572)	$(71,164)	$632,212

	Manufacturing and Distribution	Outsourcing	Corporate and Other	Consolidated

Two Quarters ended June 28, 2002
Sales to Unaffiliated Customers	$3,965,607	$975,515	$1,500	$4,942,622
Cost of Goods Sold	2,656,207	762,095	95	3,418,397

Gross Profit	$1,309,400	$213,420	$1,405	$1,524,225

Gross Profit %	33.0%	21.9%	93.6%	30.8%
Interest Income and Other Income	—	3,071	—	3,071
Interest and Other Expenses	57,951	5,386	17,898	81,235
Depreciation and Amortization	71,158	24,371	7,299	102,828
Segment Assets	2,550,018	962,389	147,254	3,659,661
Long Lived Asset Expenditures	11,248	8,605	$—	19,853
Segment Net Income (Loss)	$104,890	$(407,168)	$(73,395)	$(375,673)

The Company’s segment information for the quarter ended June 27, 2003 and June 28, 2002 are as follows:

	Manufacturing and Distribution	Outsourcing	Corporate and Other	Consolidated

Quarter ended June 27, 2003
Sales to Unaffiliated Customers	$2,767,030	$537,796	$—	$3,304,826
Cost of Goods Sold	1,590,165	277,850	—	1,868,015

Gross Profit	$1,176,865	$259,946	$—	$1,436,811

Gross Profit %	42.5%	48.3%	—	43.5%
Interest and Other Income	8,875	—	—	8,875
Interest and Other Expenses	26,762	1,645	9,823	38,230
Depreciation and Amortization	29,566	14,403	3,648	47,617
Segment Assets	2,964,675	851,683	210,695	4,027,053
Long Lived Asset Expenditures	—	6,110	—	6,110
Segment Net Income (Loss)	$568,744	$(103,750)	$(36,878)	$428,116

	Manufacturing and Distribution	Outsourcing	Corporate and Other	Consolidated

Quarter ended June 28, 2002
Sales to Unaffiliated Customers	$2,175,711	$453,548	$—	$2,629,259
Cost of Goods Sold	1,462,409	362,768	32	1,825,209

Gross Profit	$713,302	$90,780	$(32)	$804,050

Gross Profit %	32.8%	20.0%	0.0%	30.6%
Interest Income and Other Income	—	1,008	—	1,008
Interest and Other Expenses	52,469	2,586	6,080	61,135
Depreciation and Amortization	34,277	12,770	3,648	50,695
Segment Assets	2,550,018	962,389	147,254	3,659,661
Long Lived Asset Expenditures	2,500	8,605	$—	11,105
Segment Net Income (Loss)	$123,560	$(207,378)	$(32,274)	$(116,092)

9.

INCOME TAXES

The Company has a net operating loss carryforward for tax purposes totaling approximately $6,127,000 at June 27, 2003 expiring between the years 2011 through 2022. Tax benefits from the utilization of net operating loss carryforwards will be recorded at such time and to such extent, they are assured beyond a reasonable doubt. As such, the resulting estimated deferred tax assets of approximately $2,489,000 as of June 27, 2003, have been offset by a corresponding valuation allowance. The Company utilized approximately $663,000 of their net operating loss during the two quarters ended June 27, 2003.

10.	INCOME PER SHARE The following table sets forth the components used in the computation of basic and diluted earnings per share:

	Two Quarters Ended

	June 27, 2003	June 28, 2002

Numerator:
Net income (loss)	$632,212	$(375,673)

Denominator:
Weighted average shares	3,777,384	3,760,934

Effect of dilutive securities:
Employee stock options	275,084	—
Stock warrants	23,518	—

	298,602	—

Denominator for diluted earnings per
Share-adjusted weighted average
shares after assumed conversions	4,075,986	3,760,934

	Quarter Ended

	June 27, 2003	June 28, 2002

Numerator:
Net income (loss)	$428,113	$(116,092)

Denominator:
Weighted average shares	3,777,384	3,760,934

Effect of dilutive securities:
Employee stock options	175,849	—
Stock warrants	2,555	—

	178,404	—

Denominator for diluted earnings per
Share-adjusted weighted average
shares after assumed conversions	3,955,788	3,760,934

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Electronic Hardware Corporation (“EHC”) is a subsidiary that has over 30 years of experience in the design, marketing and manufacture of injection molded plastic components used in industrial, consumer, and military products. It also offers secondary operations on our molded products. Services such as hand painting, pad printing, hot stamping and engraving are provided at a customer’s request. EHC represents the Company’s manufacturing and distribution segment.

International Plastic Technologies (“IPT”) specializes in assisting companies in reducing their cost of manufacturing by outsourcing to China. Through our offices in the United States and China, IPT has put in place the system necessary to simplify the transition of moving work to China. IPT’s product specialization includes tooling, injection molding and secondary operations, castings, mechanical, assemblies, electronic manufacturing services and metal stampings. IPT represents the Company’s outsourcing segment.

Compact Disc Packaging Corp. (“CDP”) is currently inactive. Its business is the manufacturing, marketing and sale of compact disc packaging system.

RESULTS OF OPERATIONS

For the two quarters ended June 27, 2003 compared to the two quarters ended June 28, 2002.

NET SALES

Net consolidated sales for the two quarters ended June 27, 2003 were $6,404,733 compared to sales of $4,942,622 for the two quarters ended June 28, 2002. The increase of $1,462,111 or 29.5% was attributed to an increase of orders through the EHC contract with the Defense Supply Center in Philadelphia (“DSCP”), as well as an increase in commercial, non-military products and an increase of sales for IPT. Net sales for EHC for the two quarters ended June 27, 2003 were $5,229,322 compared to sales of $3,965,607 for the same two quarters ended June 28, 2002. IPT had sales of $1,175,411 for the two quarters ended June 27, 2003 compared to sales of $975,515 for the same two quarters ended June 28, 2002.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the two quarters ended June 27, 2003 of 39.7%, as compared to 30.8% experienced during the two quarters ended June 28, 2002. This increase of 8.9%, can be attributed to the increase in sales prices to the DSCP as well as an increase due to more commercial, non-military product being manufactured in China for our subsidiary EHC. The lower cost of manufacturing the products in China has increased EHC gross profits. EHC had a gross profit of 40.4% for the two quarters ended June 27, 2003 compared to 33.0% for the same two quarters ended June 28, 2002. IPT had a gross profit of 36.6% for the two quarters ended June 27, 2003 compared to 21.9% for the same two quarters ended June 28, 2002. The increase in gross profit for IPT is due to cost reductions provided by our Import/Export agent in China as well as a reduction in commissions paid. IPT has also been able to achieve better pricing from its vendors thus increasing its gross profit.

OPERATING EXPENSES

Selling and Shipping

Selling and shipping expenses for the two quarters ended June 27, 2003 were $399,737 as compared to $433,710 for the two quarters ended June 28, 2002. The decrease of $33,973 or 7.8% for the period is primarily attributable to a decrease in consulting fees and advertising expenses. EHC’s shipping and selling expenses for the two quarters ended June 27, 2003 were $301,188 compared to $261,216 for the two quarters ended June 28, 2002. The increase was due to staff transferred into the shipping department. IPT’s selling and shipping expenses for the two quarters ended June 27, 2003 were $95,500 compared to $164,403 for the same two quarters ended June 28, 2002. The reduction was due to cutting advertising and consulting costs.

General, and Administrative Expenses

General and administrative expenses for the two quarters ended June 27, 2003 were $1,448,231 as compared to $1,388,024 for the two quarters ended June 28, 2002. The increase of $60,207 or 4.3% for the period is primarily attributable to an increase in staff and professional fees. EHC’s general and administrative expenses for the two quarters ended June 27, 2003 were $798,008 compared to $857,446 for the two quarters ended June 28, 2002. Although there was an overall increase in staff expenses, the reduction in EHC was due to a decrease in staff. IPT’s general and administrative expenses for the two quarters ended June 27, 2003 were $529,354 compared to $434,835 for the two quarters ended June 28, 2002. The increase was attributed to increased staff expenses as well as an increase in professional fees.

RESULTS OF OPERATIONS

For the quarter ended June 27, 2003 compared to the quarter ended June 28, 2002.

NET SALES

Net consolidated sales for the quarter ended June 27, 2003 were $3,304,826 compared to sales of $2,629,259 for the quarter ended June 28, 2002. The increase of $675,567 or 25.7% was attributed to an increase of orders through the EHC contract with the DSCP, as well as an increase in commercial, non-military products and an increase of sales for IPT. Net sales for EHC for the quarter ended June 27, 2003 were $2,767,030 compared to sales of $2,175,711 for the same quarter ended June 28, 2002. IPT had sales of $537,796 for the quarter ended June 27, 2003 compared to sales of $453,548 for the same quarter ended June 28, 2002.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the quarter ended June 27, 2003 of 43.5%, as compared to 30.6% experienced during the quarter ended June 28, 2002. This increase of 12.9%, can be attributed to the increase in sales prices to the DSCP as well as an increase due to more commercial, non-military product being manufactured in China for our subsidiary EHC. The lower cost of manufacturing the products in China has increased EHC gross profits. EHC had a gross profit of 42.5% for the quarter ended June 27, 2003 compared to 32.8% for the same quarter ended June 28, 2002. IPT had a gross profit of 48.3% for the quarter ended June 27, 2003 compared to 20.0% for the same quarter ended June 28, 2002. The increase in gross profit for IPT is due to cost reductions provided by our Import/Export agent in China as well as a reduction in commissions paid. IPT has also been able to achieve better pricing from its vendors thus increasing its gross profit.

OPERATING EXPENSES

Selling and Shipping

Selling and shipping expenses for the quarter ended June 27, 2003 were $203,969 as compared to $210,734 for the quarter ended June 28, 2002. The decrease of $6,765 or 3.2% for the period is primarily attributable to a decrease in consulting fees and advertising expenses. EHC’s shipping and selling expenses for the quarter ended June 27, 2003 were $157,438 compared to $137,849 for the quarter ended June 28, 2002. The increase was due to staff transferred into the shipping department. IPT’s selling and shipping expenses for the quarter ended June 27, 2003 were $48,815 compared to $68,247 for the same quarter ended June 28, 2002. The reduction was due to cutting advertising and consulting costs.

General, and Administrative Expenses

General and administrative expenses for the quarter ended June 27, 2003 were $775,374 as compared to $649,281 for the quarter ended June 28, 2002. The increase of $126,093 or 19.4% for the period is primarily attributable to an increase in staff and professional fees. EHC’s general and administrative expenses for the quarter ended June 27, 2003 were $388,877 compared to $414,107 for the quarter ended June 28, 2002. Although there was an overall increase, the reduction in EHC was due to a decrease in staff. IPT’s general and administrative expenses for the quarter ended June 27, 2003 were $300,478 compared to $218,150 for the quarter ended June 28, 2002. The increase was attributed to increased staff expenses as well as an increase in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company’s primary source of liquidity has been cash flow generated internally from operations. Cash flow was insufficient to meet the Company’s cash needs so the Company supplemented its cash needs with bank borrowings and long term equipment financing during 2002. The Company’s cash increased to $512,316 on June 27, 2003 from $456,727 on December 27, 2002.

Cash flow provided by operating activities was $225,388 for the two quarters ended June 27, 2003 on net income of $632,212. The increase in accounts receivable is the result of increased sales to the DSCP. The increase in inventory results from the combination of a reserve of approximately $75,000 of obsolete inventory and a reduction of inventory in transit from China offset by an increase in inventory on hand. The decrease in prepaid expenses and other current assets is a result of the expensing of deposits placed and costs associated with tooling and production orders in process that were completed at June 27, 2003. Cash used in investing activities for the two quarters ended June 27, 2003 was $16,534, which consisted of cash for the purchase of computer equipment.

Net cash used in financing activities for the two quarters ended June 27, 2003 was $153,265. Cash of $128,565 was used to make principal payments on loans payable and $24,700 was used to make capital lease repayments.

The bank that provided the Company with its credit facility was closed by the Connecticut Banking Department on June 27, 2002, with the F.D.I.C. assuming receivership of the failed bank. The F.D.I.C. has continued to service the Company’s credit facility. The balance outstanding on the line of credit at June 27, 2003, including accrued interest, amounted to $1,002,968.

On June 24, 2003, the Company entered into an agreement with the F.D.I.C. to settle the loan at a discounted rate of $897,150 plus accrued interest. The Company repaid $902,773 on July 30, 2003, which resulted in a gain of approximately $100,000. The Company received written confirmation that they are released and discharged from any further obligation to the F.D.I.C.

On July 29, 2003, the Company closed on a Revolving Line of Credit (“the line”) with People’s Bank of up to $1,500,000. Under the revolving line agreement the Company will be required to meet certain financial covenants. The line matures May 31, 2004 and bears annual interest at the Bank’s prime rate plus one percent (1%), payable monthly. The lines availability will vary based on eligibility of accounts receivable and inventory.

CAUTIONARY FACTORS REGARDING FUTURE OPERATING RESULTS

The matters discussed in this form 10-QSB other than historical material are forward-looking statements. Any such forward-looking statements are based on current expectations of future events and are subject to risks and uncertainties which could cause actual results to vary materially from those indicated. Actual results could differ due to a number of factors, including negative developments relating to unforeseen order cancellations or push outs, the Company’s strategic relationships, the impact of intense competition and changes in our industry.

The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

ITEM 3. Controls and Procedures

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive Officer and Chief Financial Officers of the Company have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no significant changes in the Company’s internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company’s internal controls by the Company, including any corrections actions with regard to any significant deficiencies or material weaknesses.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The bank that provided the Company with its credit facility was closed by the Connecticut Banking Department on June 27, 2002, with the F.D.I.C. assuming receivership of the failed bank. The F.D.I.C. has continued to service the Company’s credit facility. The balance outstanding on the line of credit at June 27, 2003, including accrued interest, amounted to $1,002,968.

On June 24, 2003, the Company entered into an agreement with the F.D.I.C. to settle the loan at a discounted rate of $897,150 plus accrued interest. The Company repaid $902,773 on July 30, 2003, which resulted in a gain of approximately $100,000. The Company received written confirmation that they are released and discharged from any further obligation to the F.D.I.C.

On July 29, 2003, the Company closed on a Revolving Line of Credit (“the line”) with People’s Bank of up to $1,500,000. Under the revolving line agreement the Company will be required to meet certain financial covenants. The line matures May 31, 2004 and bears annual interest at the Bank’s prime rate plus one percent (1%), payable monthly. The lines availability will vary based on eligibility of accounts receivable and inventory.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on June 18, 2003. At the Annual Meeting, the Company’s stockholders voted to elect David Kassel, Andrew Franzone, Harry Goodman, David Hale, Richard Peters and Michael Rakusin to serve as directors of the Company until the 2004 Annual Meeting of Stockholders and their respective successors are duly elected and qualified. There were 1,942,562 votes in favor of all nominees and no opposing votes.

ITEM 5. OTHER INFORMATION

On July 22, 2003, the Company engaged the services of Marcum & Kliegman LLP to review the interim financial statement of the Company for the filing of Form 10-QSB with the SEC for the two quarters ended June 27, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

99.1
99.2
99.3
99.4
99.5

Reports on 8-K:

     The company filed an 8K and an amended 8K during the quarter ended June 27, 2003 on the following date:

May 5, 2003 (amended May 7, 2003)

The Company declined to reappoint Grassi & Co CPA’s as the Company’s independent auditors.

Arthur Myers resigned as the Chief Financial Officer and Treasurer of the Company effective May 2, 2003.

The Company made the following key executive appointments:

David Hale was named acting Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SMART SOURCING, INC.

August 11, 2003	/s/ David Kassel

Date	David Kassel
Chairman and Chief Executive Officer

August 11, 2003	/s/ David Hale

Date	David Hale
Acting Chief Financial Officer