Form 10QSB
period 2003-09-26
INTERNATIONAL SMART SOURCING INC
filed 2003-11-10
CIK 1057695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 26, 2003

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

            YES _X_           NO ___

As of November 3, 2003, the Registrant had 3,777,384 shares of its Common Stock, $0.001 par value, issued and outstanding.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

             (FORMERLY CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES)

                                   FORM 10-QSB

                               SEPTEMBER 26, 2003

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (unaudited)

      Condensed Consolidated Balance Sheet                                  1
      Condensed Consolidated Statements of Operations                       2
      Condensed Consolidated Statements of Cash Flows                       3
      Notes to Condensed Consolidated Financial Statements                  4-11

Item 2 - Management's Discussion and Analysis or
         Plan of Operation                                                 12-15

Item 3 - Controls and Procedures                                           16

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                 17
Item 2 - Changes in Securities and Use of Proceeds                         17
Item 3 - Defaults upon Senior Securities                                   17
Item 4 - Submission of Matters to a Vote of Security Holders               17
Item 5 - Other Information                                                 17
Item 6 - Exhibits and Reports on Form 8-K                                  17-18

SIGNATURES                                                                 19

CERTIFICATIONS

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

             (FORMERLY CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                               SEPTEMBER 26, 2003

                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash                                                                                 $   450,191
   Accounts receivable - net of allowance for
      doubtful accounts of $12,536                                                        1,122,484
   Inventories, net                                                                       1,695,569
   Prepaid expenses and other current assets                                                209,365
                                                                                        -----------
      TOTAL CURRENT ASSETS                                                                3,477,609

Property and equipment - net                                                                366,047

Investments available for sale                                                               84,142
                                                                                        -----------

   TOTAL ASSETS                                                                         $ 3,927,798
                                                                                        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                $ 1,014,191
   Deferred revenue                                                                          51,985
   Line of credit                                                                           621,867
   Current portion of long tem debt (including $86,053 to officers/shareholders)            161,782
   Current portion of obligations under capital leases                                       30,738
                                                                                        -----------
      TOTAL CURRENT LIABILITIES                                                           1,880,563

   Long term debt (including $182,875 to officer/shareholders) - less current portion       260,112
   Obligations under capital leases - less current portion                                   32,856
                                                                                        -----------

      TOTAL LIABILITIES                                                                   2,173,531
                                                                                        -----------

SHAREHOLDERS' EQUITY:
   Preferred Stock, $0.001 par value, 1,000,000 shares authorized,
      no shares issued or outstanding                                                            --
   Common Stock, $0.001 par value, 10,000,000 shares authorized,
      3,777,384 issued and outstanding                                                        3,777
   Additional paid-in capital                                                             8,045,937
   Accumulated deficit                                                                   (6,295,447)
                                                                                        -----------
      TOTAL SHAREHOLDERS' EQUITY                                                          1,754,267
                                                                                        -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 3,927,798
                                                                                        ===========

            See notes to condensed consolidated financial statements.

                           INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
                          (FORMERLY CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES)

                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            (UNAUDITED)

                                                               Quarter Ended             Three Quarters Ended
                                                       ---------------------------   ----------------------------
                                                       September 26,  September 27,  September 26,  September 27,
                                                           2003           2002          2003            2002
                                                       ------------   ------------   ------------   -------------
NET SALES                                               $ 2,935,867    $ 2,644,996    $ 9,340,600    $ 7,587,618
COST OF GOODS SOLD                                        1,667,592      1,749,159      5,529,052      5,167,557
                                                        -----------    -----------    -----------    -----------

   GROSS PROFIT                                           1,268,275        895,837      3,811,548      2,420,061
                                                        -----------    -----------    -----------    -----------

OPERATING EXPENSES
   Selling and shipping                                     274,332        179,111        674,069        612,821
   General and administrative                               802,534        673,407      2,250,765      2,061,431
                                                        -----------    -----------    -----------    -----------

      TOTAL OPERATING EXPENSES                            1,076,866        852,518      2,924,834      2,674,252
                                                        -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                               191,409         43,319        886,714       (254,191)

Interest and other income                                    22,388        110,742         33,563        113,813
Gain on extinguishment of debt                              100,000           --          100,000           --
Interest and other expenses                                 (60,323)       (45,711)      (134,591)      (126,945)
                                                        -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                       $   253,474    $   108,350    $   885,686    $  (267,323)
                                                        ===========    ===========    ===========    ===========

Earnings (loss) per share of of common stock:
   BASIC:
   Income (loss) per share                              $      0.07    $      0.03    $      0.23    $     (0.07)
                                                        ===========    ===========    ===========    ===========

Weighted average number of shares of common stock
   outstanding                                            3,777,384      3,760,934      3,777,384      3,760,934
                                                        ===========    ===========    ===========    ===========

   DILUTED:
   Income (loss) per share                              $      0.06    $      0.03    $      0.22    $     (0.07)
                                                        ===========    ===========    ===========    ===========

Weighted average number of shares of common stock and
   common stock equivalents outstanding                   3,971,110      3,764,487      3,967,241      3,760,934
                                                        ===========    ===========    ===========    ===========

            See notes to condensed consolidated financial statements.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
             (FORMERLY CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Three Quarters Ended
                                                                                     -----------------------------
                                                                                     September 26,   September 27,
                                                                                         2003            2002
                                                                                     ------------    -------------
Cash flows from operating activities:
   Net income (loss)                                                                   $ 885,686       $(267,323)
                                                                                       ---------       ---------
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Depreciation                                                                       136,044         152,250
      Amortization                                                                         7,433            --
      Inventory Reserve                                                                  108,000            --
      Securities received in settlement of note and interest receivable                     --           (84,142)
      Gain on extinguishment of debt                                                    (100,000)           --

Changes in operating assets and liabilities:
   Accounts receivable                                                                   (25,606)       (230,357)
   Inventories                                                                          (332,187)       (320,444)
   Prepaid expenses and other current assets                                              44,589         323,770
   Other assets                                                                             --          (112,729)
   Accounts payable and accrued expenses                                                (229,262)        203,778
   Deferred revenue                                                                       14,842        (125,104)
                                                                                       ---------       ---------
         Total adjustments                                                              (376,147)       (192,978)
                                                                                       ---------       ---------

Net cash provided by (used in) operating activities                                      509,539        (460,301)
                                                                                       ---------       ---------

Cash flows from investing activities:
   Note receivable from related parties                                                     --           155,693
   Expenditures for property and equipment                                               (35,338)        (20,912)
                                                                                       ---------       ---------

Net cash (used in) provided by investing activities:                                     (35,338)        134,781
                                                                                       ---------       ---------

Cash flows from financing activities:
   Capital lease repayments                                                              (31,000)        (52,240)
   Pay down of old line of credit                                                       (902,773)           --
   Initial draw down of new line of credit                                               902,773            --
   Net (payments) proceeds from line of credit                                          (307,076)        471,020
   Principal payments of loans                                                          (142,661)        (92,477)
                                                                                       ---------       ---------

Net cash (used in) provided by financing activities                                     (480,737)        326,303
                                                                                       ---------       ---------

Net (decrease) increase in cash                                                           (6,536)            783

Cash - beginning of period                                                               456,727         146,478
                                                                                       ---------       ---------

Cash - end of period                                                                   $ 450,191       $ 147,261
                                                                                       =========       =========

            See notes to condensed consolidated financial statements.

               INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

             (FORMERLY CHINAB2BSOURCING.COM, INC. AND SUBSIDIARIES)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE PERIOD ENDED SEPTEMBER 26, 2003

                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim unaudited condensed consolidated financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the International Smart Sourcing, Inc. and Subsidiaries' (the "Company") annual report on Form 10-KSB for the year ended December 27, 2002.

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 26, 2003 and the results of operations and cash flows for the periods shown have been included.

     The results of operations for the periods ended September 26, 2003, are not necessarily indicative of the results to be expected for the full year ending December 26, 2003.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Definition of Fiscal Year
     The Company maintains its books on a 53/52 week fiscal year ending on the last Friday of the month.

     The "Quarter ended September 26, 2003" represents the period from June 28, 2003 to September 26, 2003 and the "Three Quarters ended September 26, 2003" represents the period from December 28, 2002 to September 26, 2003.

     The "Quarter ended September 27, 2002" represents the period from June 29, 2002 to September 27, 2002 and the "Three Quarters ended September 27, 2002" represents the period from December 29, 2001 to September 27, 2002.

Recent Accounting Pronouncements

     - In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement No.133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Except for the provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that are effective for fiscal quarters beginning prior to June 15, 2003, SFAS No.149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

     - In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Under the shareholders' agreement, dated April 22, 1999, amended July 1, 2003, the Company was required to redeem common shares of certain shareholders of the Company. In September 2003, the Company further amended the shareholders' agreement whereby the Company would not be required to redeem common shares of certain shareholders of the Company (see Note 8). Accordingly, the adoption of SFAS No. 150 did not have a material impact on the Company's financial position, results of operations or cash flows.


STOCK BASED COMPENSATION

As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted have an exercise price equal to or above the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                  Three Quarters Ended
                                              ----------------------------
                                              September 26,   September 27,
                                                  2003            2002
                                              ------------    ------------

Net income (loss) as reported                  $   885,686     $  (267,323)
Less: total stock-based employee
compensation expense determined under fair
value method, net of related tax effects           355,769         204,882
                                               -----------     -----------
   Pro Forma net income (loss)                 $   529,917     $  (472,205)
                                               ===========     ===========

Net income (loss) per share:
   Basic earnings per share as reported        $      0.23     $     (0.07)
   Pro Forma basic earnings per share          $      0.14     $     (0.13)
   Diluted earnings per share as reported      $      0.22     $     (0.07)
   Pro Forma diluted earnings per share        $      0.13     $     (0.13)

                                                      Quarter Ended
                                               ----------------------------
                                               September 26,   September 27,
                                                   2003            2002
                                               ------------    ------------
Net income as reported                          $   253,474     $   108,350
Less: total stock-based employee compensation
expense determined under fair value method,
net of related tax effects                          114,623          85,758
                                                -----------     -----------
   Pro Forma net income                         $   138,851     $    22,592
                                                ===========     ===========

Net income per share:
   Basic earnings per share as reported         $      0.07     $      0.03
   Pro Forma basic earnings per share           $      0.04     $      0.01
   Diluted earnings per share as reported       $      0.06     $      0.03
   Pro Forma diluted earnings per share         $      0.03     $      0.01

3.   CUSTOMERS

     During the three quarters ended September 26, 2003 and September 27, 2002, two customers accounted for approximately 59% and 7% and 50% and 8%, respectively, of the Company's sales. During the quarters ended September 26, 2003 and September 27, 2002, two customers accounted for 61% and 4% and 51% and 10%, respectively, of the Company's sales. The United States government accounted for approximately 59% and 50% of the Company's sales for the three quarters ended September 26, 2003 and September 27, 2002, respectively. The United States government accounted for approximately 35% of the Company's outstanding accounts receivable as of September 26, 2003.

4.   INVENTORIES

     Inventories net, consist of the following at September 26, 2003:

        Raw Materials               $   335,931
        Work in Process                  48,581
        Finished Goods                1,419,057
                                    -----------
                                      1,803,569
        Less: reserve for             (108,000)
           obsolescence
                                    ------------
                                    $ 1,695,569
                                    ============

5.   SELLING AND SHIPPING

     The Company classifies shipping and handling costs as a component of selling and shipping expenses. Shipping and handling costs were $353,708 and $319,827 for the three quarters ended September 26, 2003 and September 27, 2002, respectively. Shipping and handling costs were $103,956 and $85,802 for the quarter ended September 26, 2003 and September 26, 2002, respectively. The Company does not separately charge these costs to its customers.

6.   RELATED PARTY SALES

     Sales during the three quarters ended September 26, 2003 and September 27, 2002 included $146,199 and $248,945, respectively to another company owned by the three officers/shareholders of the Company. Gross profit on such sales was $25,786 and $67,655 for the three quarters ended September 26, 2003 and September 27, 2002, respectively. Sales during the quarter ended September 26, 2003 and September 27, 2002 included $54,000 and $51,976, respectively, to another company owned by the three officers/shareholders of the Company. Gross profit on such sales was $855 and $16,630, respectively. The lower gross profits on sales in the third quarter results from a one time allowance to the customer which will extend through December 31, 2003 for costs incurred in the relocation of molds and associated production from the customer's facility to the Company's facility. Accounts receivable from the related company was $104,522 at September 26, 2003.

     The Company leases the premises in Farmingdale, N.Y. from another company owned by two of the officers/shareholders of the Company. Rent expense for the three quarters ended September 26, 2003 and September 27, 2002 was $136,764 and $129,195, respectively. Rent expense for the quarter ended September 26, 2003 and September 27, 2002 was $45,588 and $43,065,
     respectively.

7.   LINE OF CREDIT

     In April 2001, the Company entered into a revolving line of credit agreement with a bank that provided for a maximum borrowing of up to $1,500,000, subject to certain conditions, at an annual interest rate of prime plus 1.75%. The loan was secured by substantially all assets of the Company and an aggregate of $750,000 which was unconditionally guaranteed by three officers/shareholders, each limited to $250,000.

     The bank that provided the Company with the above credit facility was closed by the Connecticut Banking Department on June 27, 2002, with the F.D.I.C. assuming receivership of the failed bank.

     On June 24, 2003, the Company entered into an agreement with the F.D.I.C. to settle the loan at a discounted amount of $897,150 plus accrued interest. The Company repaid $902,773 on July 30, 2003, which resulted in a gain on extinguishment of debt of $100,000. The Company received written confirmation of its release and discharge from any further obligation to the F.D.I.C.

     On July 29, 2003, the Company closed on a Revolving Line of Credit ("the line") with People's Bank with a maximum borrowing of up to $1,500,000. Under the revolving line agreement the Company is required to meet certain financial covenants. The line matures May 31, 2004 and bears annual interest at the Bank's prime rate (4% at September 26, 2003) plus one percent (1%), payable monthly. The lines availability will vary based on eligibility of accounts receivable and inventory. The loan is secured by substantially all assets of the Company and $750,000 which is unconditionally guaranteed by the three officers/shareholders, each limited to $250,000.

8.   SHAREHOLDERS' EQUITY

     In September 2003 the shareholders' agreement dated April 22, 1999 was further amended to remove the requirement of the Company to redeem common shares of certain shareholders of the Company upon the shareholder's death.

9.   SEGMENT AND GEOGRAPHIC INFORMATION

     The Company views its operations as principally two segments. The first is distribution and manufacturing of plastic components. The second is outsourcing of manufacturing. The segments share a common workforce and office headquarters, which preclude an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment. The Company's segment information for the three quarters ended September 26, 2003 and September 27, 2002 is as follows:

                                          Distribution                      Corporate
                                               and                             and
                                          Manufacturing    Outsourcing        Other        Consolidated
                                          -------------    -----------     -----------     ------------
Three Quarters ended September 26, 2003
   Net Sales                               $ 7,648,348     $ 1,692,252     $      --        $ 9,340,600
   Cost of Goods Sold                        4,473,415       1,055,637            --          5,529,052
                                           -----------     -----------     -----------      -----------
   Gross Profit                            $ 3,174,933     $   636,615     $      --        $ 3,811,548
                                           ===========     ===========     ===========      ===========
   Gross Profit %                                 41.5%           37.6%           --               40.8%
   Segment Assets                            2,886,430         853,967         187,401        3,927,798
   Segment Net Income (Loss)               $ 1,490,842     $  (440,340)    $  (164,816)     $   885,686

                                          Distribution                      Corporate
                                               and                             and
                                          Manufacturing    Outsourcing        Other        Consolidated
                                          -------------    -----------     -----------     ------------
Three Quarters ended September 27, 2002
   Net Sales                               $ 6,029,926     $ 1,556,192     $     1,500      $ 7,587,618
   Cost of Goods Sold                        4,004,842       1,162,619              96        5,167,557
                                           -----------     -----------     -----------      -----------
   Gross Profit                            $ 2,025,084     $   393,573     $     1,404      $ 2,420,061
                                           ===========     ===========     ===========      ===========
   Gross Profit %                                 33.6%           25.3%           93.6%            31.9%
   Segment Assets                            2,542,972         922,936         180,009        3,645,917
   Segment Net Income (Loss)               $   220,456     $  (472,633)    $   (15,146)     $  (267,323)

     The Company's segment information for the quarters ended September 26, 2003 and September 27, 2002 are as follows:

                                          Distribution                      Corporate
                                               and                             and
                                          Manufacturing    Outsourcing        Other        Consolidated
                                          -------------    -----------     -----------     ------------
Quarter ended September 26, 2003
   Net Sales                               $ 2,419,026     $   516,841     $      --        $ 2,935,867
   Cost of Goods Sold                        1,357,601         309,991            --          1,667,592
                                           -----------     -----------     -----------      -----------
   Gross Profit                            $ 1,061,425     $   206,850     $      --        $ 1,268,275
                                           ===========     ===========     ===========      ===========
   Gross Profit %                                 43.9%           40.0%           --               43.2%
   Segment Net Income (Loss)               $   565,894     $  (218,768)    $   (93,652)     $   253,474

                                          Distribution                      Corporate
                                               and                             and
                                          Manufacturing    Outsourcing        Other        Consolidated
                                          -------------    -----------     -----------     ------------
Quarter ended September 27, 2002
   Net Sales                               $ 2,064,319     $   580,677     $      --          2,644,996
   Cost of Goods Sold                        1,348,635         400,524               0        1,749,159
                                           -----------     -----------     -----------      -----------
   Gross Profit                            $   715,684     $   180,153     $         0      $   895,837
                                           ===========     ===========     ===========      ===========
   Gross Profit %                                 34.7%           31.0%            0.0%            33.9%
   Segment Net Income (Loss)               $   115,566     $   (65,465)    $    58,249      $   108,350

10.  INCOME TAXES

     The Company has a net operating loss carryforward for tax purposes totaling approximately $5,843,000 at September 26, 2003 expiring between the years 2011 through 2023. Tax benefits from the utilization of net operating loss carryforwards will be recorded at such time and to such extent, they are assured beyond a reasonable doubt. As such, the resulting estimated deferred tax assets of approximately $2,372,000 as of September 26, 2003, have been offset by a corresponding valuation allowance. The Company utilized approximately $928,000 of their net operating loss during the three quarters ended September 26, 2003.

11.  EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share ("EPS") is determined by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company. For the quarter and three quarters ended September 26, 2003 the Company had approximately 403,500 stock options and 376,833 and 8,333 stock options and warrants, respectively, that were not included in the dilutive earnings per share calculation because the exercise price of these items were greater than the average market price of the common stock for the period. For the three quarters ended September 27, 2002 all stock options and warrants were antidilutive. For the quarter ended September 27, 2002 the Company had approximately 998,500 and 74,781 stock options and warrants, respectively, that were not included in the dilutive earnings per share calculation because the exercise price of these items were greater than the average market price of the common stock for the period.

The following table sets forth the components used in the computation of basic and diluted earnings (loss) per share:

                                                        Three Quarters Ended
                                                  -----------------------------
                                                  September 26,    September 27,
                                                     2003              2002
                                                  ------------     ------------
Numerator:
     Net income (loss)                             $   885,686     $  (267,323)
                                                   ===========     ===========

Denominator:
     Weighted average shares                         3,777,384       3,760,934
                                                   -----------     -----------

     Effect of dilutive securities:
          Employee stock options                       178,765            --
          Stock warrants                                11,182            --
                                                   -----------     -----------
                                                       189,947            --
                                                   -----------     -----------

     Denominator for diluted earnings per
          Share-adjusted weighted average
          shares after assumed conversions           3,967,331       3,760,934
                                                   ===========     ===========

                                                          Quarter Ended
                                                  -----------------------------
                                                  September 26,    September 27,
                                                     2003              2002
                                                  ------------     ------------
Numerator:
     Net income                                    $   253,474     $   108,350
                                                   ===========     ===========

Denominator:
     Weighted average shares                         3,777,384       3,760,934
                                                   -----------     -----------

     Effect of dilutive securities:
          Employee stock options                       182,216           3,553
          Stock warrants                                11,510            --
                                                   -----------     -----------
                                                       193,726           3,553
                                                   -----------     -----------

     Denominator for diluted earnings per
          Share-adjusted weighted average
          shares after assumed conversions           3,971,110       3,764,487
                                                   ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Electronic Hardware Corporation ("EHC") is a subsidiary that has over 30 years of experience in the design, marketing and manufacture of injection molded plastic components used in industrial, consumer, and military products. It also offers secondary operations on our molded products. Services such as hand painting, pad printing, hot stamping and engraving are provided at a customer's request. EHC represents the Company's manufacturing and distribution segment.

International Plastic Technologies ("IPT") specializes in assisting companies in reducing their cost of manufacturing by outsourcing to China. Through our offices in the United States and China, IPT has put in place the system necessary to simplify the transition of moving work to China. IPT's product specialization includes tooling, injection molding and secondary operations, castings, mechanical, assemblies, electronic manufacturing services and metal stampings. IPT represents the Company's outsourcing segment.

Compact Disc Packaging Corp. ("CDP") is currently inactive. Its business is the manufacturing, marketing and sale of a compact disc packaging system.


RESULTS OF OPERATIONS

For the three quarters ended September 26, 2003 compared to the three quarters ended September 27, 2002.

NET SALES

Net consolidated sales for the three quarters ended September 26, 2003 were $9,340,600 compared to sales of $7,587,618 for the three quarters ended September 27, 2002. The increase of $1,752,982 or 23.1% was attributed to an increase of orders through the EHC contract with the Defense Supply Center in Philadelphia ("DSCP"), as well as an increase in commercial, non-military products and an increase of sales for IPT. Net sales for EHC for the three quarters ended September 26, 2003 were $7,648,348 compared to sales of $6,029,926 for the same three quarters ended September 27, 2003. IPT had sales of $1,692,252 for the three quarters ended September 27, 2003 compared to sales of $1,556,192 for the same three quarters ended September 27, 2002.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the three quarters ended September 26, 2003 of 40.8%, as compared to 31.9% experienced during the three quarters ended September 27, 2002. This increase of 8.9%, can be attributed to more commercial, non-military product being manufactured in China for our subsidiary EHC. The lower cost of manufacturing the products in China has increased EHC gross profits. EHC had a gross profit of 41.5% for the three quarters ended September 26, 2003 compared to 33.6% for the same three quarters ended September 27, 2002. IPT had a gross profit of 37.6% for the three quarters ended

September 26, 2003 compared to 25.3% for the same three quarters ended September 27, 2002. The increase in gross profit for IPT is due to cost reductions provided by our Import/Export agent in China as well as a reduction in commissions paid. IPT has also been able to achieve better pricing from its vendors thus increasing its gross profit.

OPERATING EXPENSES

Selling and Shipping

Selling and shipping expenses for the three quarters ended September 26, 2003 were $674,069 as compared to $612,821 for the three quarters ended September 27, 2002. The increase of $61,248 or 9.9% for the period is primarily attributable to an increase in staff and travel expenses. EHC's shipping and selling expenses for the three quarters ended September 26, 2003 were $473,271 compared to $394,671 for the three quarters ended September 27, 2002. The increase was due to staff transferred into the shipping department to handle the increased volume of shipments. IPT's selling and shipping expenses for the three quarters ended September 26, 2003 were $169,348 compared to $209,124 for the same three quarters ended September 27, 2002. The reduction was due to cutting consulting costs.

General, and Administrative Expenses

General and administrative expenses for the three quarters ended September 26, 2003 were $2,250,765 as compared to $2,061,431 for the three quarters ended September 27, 2002. The increase of $189,334 or 9.2% for the period is primarily attributable to an increase in staff and office expenses. EHC's general and administrative expenses for the three quarters ended September 26, 2003 were $1,121,347 compared to $1,183,309 for the three quarters ended September 27, 2002. Although there was an overall increase in staff expenses, the reduction in EHC was due to a decrease in staff. IPT's general and administrative expenses for the three quarters ended September 26, 2003 were $875,829 compared to $653,051 for the three quarters ended September 27, 2002. The increase was attributed to increased staff expenses, health insurance as well as an increase in professional fees.

RESULTS OF OPERATIONS

For the quarter ended September 26, 2003 compared to the quarter ended September 27, 2002.

NET SALES

Net consolidated sales for the quarter ended September 26, 2003 were $2,935,867 compared to sales of $2,644,996 for the quarter ended September 27, 2002. The increase of $290,871 or 10.9% was attributed to an increase of orders through the EHC contract with the DSCP, as well as an increase in commercial, non-military products. Net sales for EHC for the quarter ended September 26, 2003 were $2,419,026 compared to sales of $2,064,319 for the same quarter ended September 27, 2002. IPT had sales of $516,841 for the quarter ended September 26, 2003 compared to sales of $580,677 for the same quarter ended September 27, 2002.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the quarter ended September 26, 2003 of 43.2%, as compared to 33.9% experienced during the quarter ended September 27, 2002. This increase of 9.3%, can be attributed to more commercial, non-military product being manufactured in China for our subsidiary EHC. The lower cost of manufacturing the products in China has increased EHC gross profits. EHC had a gross profit of 43.9% for the quarter ended September 26, 2003 compared to 34.7% for the same quarter ended September 27, 2002. IPT had a gross profit of 40.0% for the quarter ended September 26, 2003 compared to 31.0% for the same quarter ended September 27, 2002. The increase in gross profit for IPT is due to cost reductions provided by our Import/Export agent in China, a reduction in commissions paid and through better pricing from its vendors.

OPERATING EXPENSES

Selling and Shipping

Selling and shipping expenses for the quarter ended September 26, 2003 were $274,332 as compared to $179,111 for the quarter ended September 27, 2002. The increase of $95,221 or 53.2% for the period is primarily attributable to an increase in consulting fees and advertising expenses as well as staff being transferred into the shipping department to handle the increased volume in shipments. EHC's shipping and selling expenses for the quarter ended September 26, 2003 were $172,083 compared to $133,455 for the quarter ended September 27, 2002. The increase was due to staff transferred into the shipping department. IPT's selling and shipping expenses for the quarter ended September 26, 2003 were $73,848 compared to $47,756 for the same quarter ended September 27, 2002. The increase was due to an increase in travel and automobile expenses.

General, and Administrative Expenses

General and administrative expenses for the quarter ended September 26, 2003 were $802,534 as compared to $673,407 for the quarter ended September 27, 2002. The increase of $129,127 or 19.2% for the period is primarily attributable to an increase in staff and professional fees. EHC's general and administrative expenses for the quarter ended September 26, 2003 were $369,852 compared to $417,362 for the quarter ended September 27, 2002. Although there was an overall increase, the reduction in EHC was due to a decrease in staff. IPT's general and administrative expenses for the quarter ended September 26, 2003 were $323,982 compared to $199,231 for the quarter ended September 27, 2002. The increase was attributed to increased staff expenses as well as an increase in health insurance.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company's primary source of liquidity has been cash flow generated internally from operations. The Company's cash decreased to $450,191 on September 26, 2003 from $456,727 on December 27, 2002.

Cash flow provided by operating activities was $509,539 for the three quarters ended September 26, 2003 on net income of $885,686. The increase in accounts receivable is the result of increased sales to the DSCP. The net increase in inventory results from the combination of a reserve of approximately $108,000 of obsolete inventory and a build up of government products. The decrease in prepaid expenses and other current assets is a result of the expensing of deposits placed and costs associated with tooling and production orders in process that were completed at September 26, 2003. Cash used in investing activities for the three quarters ended September 26, 2003 was $35,338, which consisted of cash for the purchase of computer equipment.

Net cash used in financing activities for the three quarters ended September 26, 2003 was $480,737. Cash of $ 142,611 was used to make principal payments on loans payable and $31,000 was used to make capital lease repayments.

The bank that provided the Company with its credit facility was closed by the Connecticut Banking Department on June 27, 2002, with the F.D.I.C. assuming receivership of the failed bank.

On June 24, 2003, the Company entered into an agreement with the F.D.I.C. to settle the loan at a discounted amount of $897,150 plus accrued interest. The Company repaid $902,773 on July 30, 2003, which resulted in a gain on extinguishment of debt of $100,000. The Company received written confirmation of its release and discharge from any further obligation to the F.D.I.C.

On July 29, 2003, the Company closed on a Revolving Line of Credit ("the line") with People's Bank with a maximum amount of borrowing of up to $1,500,000. Under the revolving line agreement the Company will be required to meet certain financial covenants. The line matures May 31, 2004 and bears annual interest at the Bank's prime rate plus one percent (1%), payable monthly. The lines availability will vary based on eligibility of accounts receivable and inventory.

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

ITEM 3. Controls and Procedures

As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive Officer and Chief Financial Officers of the Company have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NONE

ITEM 5. OTHER INFORMATION

On September 22, 2003, the Company engaged the services of Marcum & Kliegman LLP as its independent accountant to audit financial statements for the year ending December 26, 2003. The Company had previously engaged the services of MKLLP to review the interim financial statements of the Company in connection with the filing of Form 10Q-SB for the quarters ended March 28, 2003 and June 27, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

         99.1 Amendment No. 3 to the International Smart Sourcing, Inc. Stockholders' Agreement

         31 Rule 13a - 14(a)/15d - 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

         32 Rule 13a - 14(a)/15d - 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

         33 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Reports on 8-K:

     The Company filed one report on Form 8K during the quarter ended September 26, 2003 on the following date:

     -    October 8, 2003

          The company engaged the services of Marcum & Kleigman LLP as its independent accountants to audit the financial statements for the year ended December 26, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SMART SOURCING, INC.

November 10, 2003                           /S/David Kassel
-----------------                           ---------------------------
Date                                        David Kassel
                                            Chairman and Chief Executive Officer

November 10, 2003                           /S/David Hale
-----------------                           --------------------------------
Date                                        David Hale
                                            Acting Chief Financial Officer