Form 10KSB
period 2003-12-26
INTERNATIONAL SMART SOURCING INC
filed 2004-03-18
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 26, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-14753

INTERNATIONAL SMART SOURCING, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Delaware	11-3423157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES ☒	NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  NO   ☒

The issuer’s net sales for the most recent fiscal year were $12,693,338.
The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 3, 2004 was approximately $19,830,000.
As of March 3, 2004, the Registrant had 3,777,384 shares of its Common Stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be issued in connection with the 2004 annual meeting of stockholders are incorporated by reference into Part III

Part I

Item 1. Description of Business

The Company

International Smart Sourcing, Inc. was organized as a holding company for its three wholly-owned subsidiaries (collectively, “ISS” or the Company):

•	Electronic Hardware Corp. (“EHC”)

•	International Plastic Technologies, Inc. (“IPT”) which does business as International Smart Sourcing and

•	Compact Disc Packaging Corp. (“CDP”).

The Company was originally formed in 1970 as EHC, a New York corporation, and was reorganized as of December 24, 1998 as a Delaware holding company for its two wholly owned subsidiaries, EHC and CDP. As part of the Reorganization, the stockholders of each of the subsidiaries exchanged the following percentage ownership in the respective subsidiaries for the percentage of shares of the Company: David Kassel exchanged 33% of EHC and 90% of CDP for 46.3% of the Company; Andrew Franzone exchanged 33% of EHC for 25.7%of the Company; Harry Goodman exchanged 33% of EHC for 25.7%of the Company; and David Cowan exchanged 10% of CDP for 2.3% of the Company. On May 7, 1999, IPT, a Delaware Corporation was formed.

We maintain our principal executive offices at 320 Broad Hollow Road, Farmingdale, New York 11735. Our telephone number is (631) 293-0750 and our Internet address is http://www.smart-sourcing.com.

Electronic Hardware Corporation (EHC)

Our EHC subsidiary, which comprises our distribution and manufacturing segment, has over 30 years of experience in the design, marketing and manufacture of control knobs used in industrial, consumer and military products. We also offer secondary operations on our molded products: services such as hand painting, pad printing, hot stamping and engraving are provided at a customer’s request. EHC manufactures, distributes and warehouses, knobs, dials and pointers as the primary distributor of Federal Supply Class 5355 to the Department of Defense through a contract with the Government.  EHC generated revenue of $10,343,032 for the year ended December 26, 2003.

EHC meets a full range of its customers’ needs by maintaining early and total involvement, from the design and development to the ultimate manufacture and packaging of the product. When a custom-made product is initially requested, experienced EHC application engineers assist the customer during the concept design stage, which we consider critical to the success of the manufacturing process. During this stage, EHC application engineers draw upon our experience, expertise and technological innovation to assist customers in reducing costs, meeting accelerated market schedules and ensuring high quality workmanship.

Since January 2001 our Farmingdale, New York facility has been certified for the International Quality Standard (“ISO”) 9002, a manufacturing certification required by European companies.  In 2003, we became certified to the latest version of ISO 9001:2000.  ISO 9001:2000 requires us to meet certain stringent requirements to ensure that the facility’s distribution and supply network, manufacturing processes, equipment, and associated quality control systems will satisfy our customer’s requirements. As an ISO 9001:2000 certified supplier, we provide services such as Engineering, Prototyping, Manufacturing, Procurement, Distribution and Kitting to our customers. In addition, EHC must constantly measure and demonstrate improvement in customer satisfaction.  We believe that maintaining our certification will benefit EHC in distribution of control knobs and plastic components and will expand our market, both nationally and internationally.

EHC was awarded a government contract through the Defense Supply Center Philadelphia (“DSCP”) to sell knobs, dials and pointers to the U.S. military and government customers worldwide.  The contract was awarded in June 1999 for a possible 5-year period.  DSCP had the option to extend the contract at the end of each contract year and has done so.  The current contract will complete the full 5 years in June 2004.  The Company is in discussions with the Government to renew the contract for an unspecified period.   There is no guarantee that DCSP will renew the contract as it is currently structured or that it will renew the contract at all.

Over the past year EHC has increased its sales by 26% due to the success of the current government contract and an increase in the sales of our commercial products.  EHC received an Award from the United States government based on this contract, for “Innovative Business Performer of the Year Award for Small Business” in 2000.  Based on the success of the government contract, we believe that we have put in place the necessary distribution infrastructure to provide superior service to the government not only on this contract but on other contracts the government might look to place in 2004.

EHC has created an efficient automated order acquisition and material procurement system.  An Electronic Data Interchange (“EDI”) system is in place to receive delivery orders from over 500 ordering points throughout the United States.  The system handles approximately 700 orders per week.  This same infrastructure will also provide the Company’s commercial knob customers with superior service. In addition, the distribution infrastructure is a key element to the success of our outsourcing of commercial product manufacturing to lower cost areas of the world.  Our commercial business imports or utilizes the manufacturing capabilities of third-parties in England, Taiwan, Japan and China, thus broadening our lines and providing us with a competitive edge.  The Company anticipates establishing a user-friendly website which will allow customers to order directly and obtain stock and delivery information by the second quarter of 2004.

The Company intends to expand its business by increasing its penetration into back lighted knobs that are utilized in the Aerospace industry.  We are also developing a new product line of clamp knobs used in high volume industrial applications.  These two efforts are expected to increase our commercial sales.

International Plastic Technologies (IPT)

At IPT, which comprises our outsourcing segment, we specialize in assisting companies in reducing their cost of manufacturing by outsourcing manufacturing to China. IPT’s product specialization includes:

•	tooling

•	injection molding and secondary operations

•	castings

•	mechanical assemblies

•	electronic manufacturing services

•	metal stampings

Through our offices in the United States and China, IPT has put in place the system necessary to simplify the transition of moving work to China.  The office in Shanghai is staffed with nineteen engineering, quality, production control and administrative personnel who provide:

•	project management
•	source selection
•	engineering coordination
•	quality assurance
•	logistics
•	cost reduction.

IPT generated revenue of $2,350,306 for the year ended December 26, 2003, a 5.5% increase over 2002.  IPT intends to expand its business through the Northern Ireland sales office that was established in October 2003 and through the continued expansion of a comprehensive marketing program.

There are thirty-nine manufacturers in China presently providing products for our customers.  We believe that our service provides our customers with significant competitive advantages. Savings for customers range from fifteen percent to as much as fifty percent. The more labor intensive the product, the more savings are realized. Additionally, due to the low cost of tooling, the customer’s return on investment is improved and overhead costs are reduced.

Compact Disc Packaging Corp. (CDP)

Our CDP subsidiary is currently inactive.  It did not generate any revenue for the year ended December 26, 2003. Its business was the manufacturing, marketing and sale of a compact disc packaging system.

Growth Strategy

Our IPT subsidiary is expanding its operations by increasing its marketing program, growing the sales force through the addition of direct salespeople and representatives in both the United States and Europe and forming additional business partnerships.  The Company has developed the infrastructure necessary to assist companies in outsourcing to China and has established an office in Shanghai, China that has engineering, quality, production control and administrative personnel in place to assist in the manufacturing of our customer’s products.  Our China office utilizes an intensive vendor selection process before placing purchase orders with factories; presently we have relationships with 39 factories which manufacture products for our customers.

Manufacturers in the USA are faced with the challenges associated with globalization. Based on our experience to date, we are able to reduce the cost of customer’s manufactured products, improve their return on investment and lower their overhead. We believe that outsourcing provides customers with a competitive advantage. However, there can be no assurance that we will be able to consummate, maintain or establish additional sales relationships necessary to achieve our growth strategies.

Products

Control Knobs and Assemblies

Our EHC subsidiary manufactures and distributes a full line of instrument control knobs, pointers, dials and similar devices for consumer, industrial and military electronics equipment. EHC’s knobs are used for precise setting of on/off switches and volume controls and critical setting of instrumentation switches. EHC manufactures many of the knobs to order based on the customers’ exacting specifications. Customers of EHC order the knobs by specifying particular descriptions and features, including the shaft diameter, outer diameter, overall size, height, color, illumination, dials and markings, such as lines, dots or numbers. EHC also has a standard product line of consumer, industrial and military knobs available for sale through catalogs.

EHC is in the process of moving manufacturing of commercial products to China in order to improve profits.  As of December 26, 2003, the company has transferred approximately 80% of our manufacturing of non-military products to China and expects that 100% will be transferred by the fourth quarter of 2004.

Overall, the number of different types of knobs EHC has manufactured in its history is in the order of tens of thousands. Some knobs are manufactured with mechanical devices built into the knob. For example, one of the Company’s locking knobs turns freely and sets upon depression, resisting shock, vibration, or accidental movement. A clutch knob is one that continues to turn even after the device has reached a pre-set limit so that the pressure of the turning knob does not damage the equipment. Most knobs are resin-based and injection molded. Some knobs are painted and some are delivered “as molded.” Certain knobs are made with aluminum inlays, caps, dials, or skirts and may have fittings of screws, bushings, springs, or set screws.

EHC was awarded a government contract by DSCP to provide knobs, dials and pointers in June 1999 for a possible 5-year period. The government had the option to extend the contract on a yearly basis and has done so each year. The contract will complete the full 5 years in June 2004.  The Company is in discussions with the Government to renew the contract.  There is no guarantee the Government will renew the contract.

Outsourcing

Our outsourcing operations produce products directly for the customers of the Company.  All products are special order and are not produced for the Company’s own inventory.

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

Competition

Knob and Assembly Manufacturing/Injection Molding

We believe that our segment of the plastic injection molding industry is highly fragmented and that no one participant dominates the industry. We believe that the most important competitive factor in this industry is investment in tooling, as the high cost of tooling relative to the low revenue of individual products is a barrier to entry in this market. We currently own approximately 1,500 tools, which give us the ability to manufacture over 10,000 products and assemblies. Other key competitive factors in this industry include quality of products, depth of industry knowledge, a sizable customer base, ability to provide products on a timely basis, level of experience, breadth of products and services offered, responsiveness to customer requests and ability to produce a wide variety of projects in a timely manner and at a competitive price.  We believe that our main competitors in the control knobs and components segment of the injection molding industry are the following: Rogan Corporation, which produces instrument and consumer knobs; Philips Plastic Manufacturing Corporation, which produces consumer knobs; Davies Molding Company, which produces instrument knobs; and Korry Electronics Company, which produces military avionic knobs.

Outsourcing

We believe that the market of offshore manufacturing sources is highly fragmented and that no one participant or small number of participants dominates the market.  We consider all manufacturers, both domestic and foreign, generally to be our competition.  The principal direct competition experienced by us is from factories in China and manufacturers representatives and brokers acting on behalf of those factories.  We believe that our competitive strengths are the full spectrum of services we offer, the knowledge and experience of our U.S. and Chinese engineering and administrative staffs, their experience working together across two cultures/languages and the network of 39 qualified factories in China from whom we have been purchasing.

Suppliers and Raw Materials

EHC’s principal raw materials consist of Lexan (polycarbonate), nylon and ABS (acrylonitrile-butadine-styrene). Such materials are generally available commodities sold to the injection molding industry by a variety of suppliers; the Company does not have any oral or written contracts or agreements with any suppliers.

Our IPT subsidiary is currently purchasing manufactured products in China. In such projects, the manufacturers in China will arrange for all raw materials from local suppliers. While we believe that there will be no shortage of such materials overseas and that prices will remain comparatively low, there can be no assurance that shortages will not occur. In addition, the Company is subject to the risk of political or economic dislocation in China, which could affect the availability or cost of raw materials.

Only one vendor accounts for more than 10% of our purchases, Changzhou Tianning Foreign Trade Co., Ltd.  The loss of the Company’s business relationship with a principal supplier could have a material adverse effect on the Company.  While a shortage of a particular supplier’s raw materials would not materially affect the Company, a general shortage of raw materials could adversely affect the Company. The Company has never experienced a shortage in raw materials and does not anticipate any shortages to occur in the reasonably foreseeable future, however, there can be no assurance that there will not be a shortage of raw materials in the future.

Distribution Methods

EHC sells its products to industrial customers either directly or through major distributors. EHC never sells directly to retail consumers. Approximately 33% of EHC’s non government products are principally sold through the following distributors: Newark Electronics, Allied Electronics, Inc., Bisco Industries, Inc., Hardware Specialty, Anixter Pentacon, Inc. and Peerless Electronics, Inc. EHC does not have oral or written contracts or agreements with such distributors.  The Company has a government contract through Defense Supply Center Philadelphia to sell knobs, dials and pointers to the U.S. military and government customers worldwide.  The defense contract accounts for approximately 71% of sales of EHC for 2003.  All sales orders are received from a single source, the Defense Supply Center Philadelphia, and were shipped during 2003 to over five hundred separate locations.

Patents, Trademarks, Licenses and Royalty Rights

On June 16, 1998, EHC was issued Patent No. 5,765,449, which expires on June 16, 2015.  On January 26,1999, EHC was issued Patent No. 5, 862,715, which expires on January 26, 2016.

The Company may apply for additional patents relating to other aspects of its production.  There can be no assurance as to the degree of protection that existing or future patents may afford the Company, if any, or that competitors will not develop similar or superior methods or products outside the protection of any patent issued to the Company.

Employees

As of December 26, 2003, we had a total of 45 employees based domestically. 5 of these employees work on a part-time basis. 25 employees work in sales and administration, while 15 employees are factory workers.  The Shanghai China office had a total of 19 employees in engineering, quality control and administrative support.

We believe we have a satisfactory relationship with our unionized labor and have never experienced a work stoppage. The current collective bargaining agreement with Local 531 of the International Brotherhood of Teamsters, AFL-CIO, was renewed effective May 10, 2001 for a period of three years expiring May 9, 2004.  15 factory employees are represented by the collective bargaining agreement.  Union employees are covered by the Sick & Welfare Fund, Local 531, to which the Company contributes a specified amount each year.  When the contract expires on May 9, 2004, we believe that we will be able to renew the collective bargaining agreement with Local 531 for another three year period but there are no assurances that this will occur.

Trade Matters in China

On December 11, 2001, China became a member of the World Trade Organization.  We expect that China’s membership in the World Trade Organization will continue to be a great benefit.  We anticipate that it will improve economic relations between the United States and China and increase the speed of its economic reform process.  As a result of China’s entry, industrial tariffs will be reduced, there will be an increased liberalization regarding trade provisions and increases in service and other reforms that China must adhere to in accordance with its membership in the World Trade Organization.  However, China’s entry into the World Trade Organization is relatively recent and we anticipate that there will be friction between China and other nations as China adjusts to the new requirements and policies.

Segment Information

Segment information is set forth in Note 19 to the Consolidated Financial Statements referred to in the “Financial Statements and Supplementary Data” section hereof and incorporated herein by reference.

Item 2. Description of Property

We operate from an approximately 20,000 square foot facility located in Farmingdale, New York. The facility is owned and operated by K&G Realty Associates, a partnership owned by David L. Kassel, our Chairman, and Harry Goodman, our Vice President. Our lease, currently under a 10-year extension, expires in December 2005. The current annual rent is approximately $182,000 per year, and provides for annual adjustments equal to the greater of the increase in the Consumer Price Index or 5%. Pursuant to a rider to the lease agreement dated as of March 1, 1998, we shall pay as additional rent, any and all real property taxes for the demised premises in excess of $26,000 per annum. In 2003, the real estate taxes were approximately $40,000 and our share was $14,000. We believe that the property is suitable for its use. We lease approximately 6,000 square feet of office space in Shanghai, China for US$6,265 a month.  The lease is for a 24 month period expiring February 28, 2005.

The mortgage on the premises in the amount of $379,827 at December 26, 2003 was guaranteed by EHC. In January 2004, the two officers/shareholders of the Company refinanced the mortgage and EHC is no longer the guarantor.

Item 3. Legal Proceedings

The Company was named as a defendant in six employment discrimination complaints, and in October 2002 settled these complaints for an aggregate amount of approximately $42,000. Accordingly, the Company has paid $21,000 and accrued the balance of $21,000 as of December 27, 2002.  The remaining balance was paid in January 2003.  There are no pending lawsuits against the Company as of December 26, 2003.

Item 4. Submission of Matters to a vote of Security Holders.

No matters were submitted to shareholders for a vote during the quarter ended December 26, 2003.

Part II

Item 5. Market for Common Equity and Related Shareholder Matters

We completed our initial public offering pursuant to a Registration Statement on Form SB-2 Registration No. 333-48701, declared effective on April 23, 1999.   As of March 5, 2004, we had outstanding 3,777,384 shares of Common Stock $ .001 par value (“Common Stock”).  Our Common Stock is traded on the NASDAQ Bulletin Board under the symbol ISSG.

The following table sets forth the high and low bid prices for the Common Stock as reported on the Nasdaq Small Cap. The high and low bid prices reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock Sale Prices

Fiscal 2003	High	Low

First Quarter	4.65	3.50
Second Quarter	4.45	1.75
Third Quarter	4.40	3.00
Fourth Quarter	5.25	4.25

	Common Stock Sale Prices

Fiscal 2002	High	Low

First Quarter	4.00	3.90
Second Quarter	3.50	2.05
Third Quarter	4.05	2.15
Fourth Quarter	4.60	3.50

On March 3, 2004 there were approximately 121 holders of record but 241 beneficial holders of the Company’s 3,777,384 outstanding shares of Common Stock

On March 3, 2004, the last sale price of the Common Stock as reported on the Nasdaq Bulletin Board was $ 5.25.

There are 1,755,734 warrants of the Company currently outstanding which may be exercised for 1,800,193 shares of common stock of the Company at a weighted average exercise price of $4.93 a share.   The number of shares underlying the warrants issued by the Company as part of the April 1999 IPO (“IPO Warrants”) were adjusted, due to the issuance of 53,334 warrants, which were issued in connection with the Company’s private placement of 333,334 shares of its common stock in June and July of 2000 (the “Private Placement”).  The IPO warrants were for the issuance of 1,437,500 shares of common stock at $4.85 per share.  The dilution, from the Private Placement, increased the amount of shares underlying the IPO warrants to 1,471,546, after taking into consideration the exercise of 10,100 of the IPO warrants in the year ended December 29, 2000.  The remaining 1,427,400 IPO warrants, for the purchase of 1,471,546 common shares, currently have an exercise price of $4.85 per share.  In addition to the IPO warrants, the IPO called for an issuance of 125,000 underwriter warrants for the purchase of 125,000 shares of common stock at $7.20 per share.  These warrants were adjusted as well due to the Private Placement and are now exercisable at $6.91 per share.  The number of shares issuable under the underwriter warrants were not required to be adjusted as a result of the aforementioned dilution.

The registration for the common shares issuable upon exercise of the warrants expired in April 2001 and is not currently effective.  In a letter dated April 26, 2001, the Company notified its transfer agent that it must not permit the exercise of any warrants of the Company until the registration had been declared effective by the Securities and Exchange Commission.  The Company is in the process of having its registration statement for the shares declared effective.

Dividend Policy

We intend, for the foreseeable future, to retain future earnings for use in our business. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the historical financial statements, including the notes thereto, of the Company included elsewhere herein.

Results of Operations

For the year ended December 26, 2003 compared to the year ended December 27, 2002:

Net Sales

Net Sales for the year ended December 26, 2003 were $12,693,338, as compared to net sales of $10,457,350 for the year ended December 27, 2002. The increase of $2,235,988 or 21% for the period was attributed to an increase in shipments under the contract with the DSCP and an increase in sales volume of EHC’s non government products.

Shipments under the government contract for the year ending December 26, 2003 were $7,388,304 compared to $5,398,652 for the year ending December 27, 2002, an increase of 37%, EHC’s commercial business shipments for the year ended December 26, 2003 were $3,424,430 compared to $2,890,721 for the year ended December 27, 2002, an increase of 18% and IPT sales for the year ending December 26, 2003 were $2,350,306 compared to $2,226,132 for the year ending December 27, 2002, an increase of 5.5%.

Gross Profits

The Company realized an overall gross profit margin percentage for the year ended December 26, 2003 of 40.9%, which represents an increase from the 32.3% experienced during the year ended December 27, 2002. EHC realized a 41.4%  gross profit percentage for the year ended December 26, 2003 compared to 34.6% realized for the year ended December 27, 2002.  IPT realized a 38.3% gross profit percentage for the year ended December 26, 2003 compared to 24.2% for the year ended December 27, 2002.  This increase can be attributed to the increase in the realized gross profit on sales to EHC’s commercial customers, and decreases in direct costs of approximately $800,000.  The decrease in direct costs is associated with purchases from China at reduced costs as well as with a decrease in payroll associated with manufacturing processes in the Farmingdale, New York location.

Selling and Shipping

Selling and shipping expenses for the year ended December 26, 2003 were $973,489 as compared to $863,694 for the year ended December 27, 2002.  The increase of $109,795 or 13% for the period is primarily attributable to increases in sales and shipping salaries of approximately $92,000 and advertising and commission expenses of approximately $31,000.  The Company hired additional sales people to try to penetrate and expand new sales areas and expand existing markets.  Shipping salaries increased due to transfer of employees from other departments to handle the increased volume of sales due to DCSP.   Advertising increased in an attempt to attract new business.

General, and Administrative Expenses

General and administrative expenses for the year ended December 26, 2003 were $3,247,947 as compared to $2,768,268 for the year ended December 27, 2002.  The increase of $479,679 or 17% for the period is primarily attributable to an increase in salaries (which included year end bonuses) of approximately $320,000 plus associated payroll taxes of approximately $31,000.  Bad debt increased for the year ended December 26, 2003 by $29,000.  Professional fees increased by approximately $53,000.  Also, there was an increase in consulting fees of approximately $120,000.

Liquidity and Capital Resources

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments.  Historically, the Company’s primary source of liquidity has been cash flows generated internally from operations.  When cash flows were insufficient to meet the Company’s cash needs, the Company supplemented its cash needs with bank borrowings, long term equipment financing and officer loans. The Company’s cash increased to $592,935 on December 26, 2003 from $456,727 on December 27, 2002.

Cash flows provided by operating activities was $546,514 for the year ended December 26, 2003 on net income of $848,460. The increase in accounts receivable is the result of increased sales for the period. The increase in inventory is the result of the Company’s buildup of inventory to respond to increased government orders and shipments.  The increase in prepaid expenses and other current assets is a result of the additional deposits on materials and molds associated with tooling and production orders that were not completed during the year ended December 26, 2003. Cash used in investing activities for the year ended December 26, 2003 was $81,368, which consisted of cash for the purchase of tooling, molds, machinery and equipment.

Net cash used in financing activities for the year ended December 26, 2003 was $328,938.  Net cash of $105,766 was used to pay down the bank line of credit. Cash of $183,575 was used to make principal payments on loans and $39,597 to make capital lease repayments.

In April 2001, the Company entered into a revolving line of credit agreement with a bank that provided for a maximum borrowing of up to $1,500,000, subject to certain conditions, at an interest rate of prime plus 1.75%. The loan was secured by substantially all the assets of the company and was unconditionally guaranteed by three officers/stockholders, each limited to $250,000.  The bank that provided the Company with the above credit facility was closed by the Connecticut Banking Department on June 27, 2002, with the F.D.I.C. assuming receivership of the failed bank.  On June 24, 2003, the Company entered into an agreement with the F.D.I.C. to settle the loan at a discounted amount of $897,150 plus accrued interest.  The Company repaid $902,773 on July 30, 2003, which resulted in a gain on extinguishment of debt of $100,000.  The Company received written confirmation of its release and discharge from any further obligation to the F.D.I.C.

On July 29, 2003, the Company closed on a Revolving Line of Credit (“the line”) with People’s Bank with a maximum borrowing of up to $1,500,000.  Under the revolving line agreement the Company is required to meet certain financial covenants.  The line matures May 31, 2004 and bears interest at the Bank’s prime rate (4% at December 26, 2003) plus one percent (1%), payable monthly.  The line’s availability will vary based on eligibility of accounts receivable and inventory.  The loan is secured by substantially all assets of the Company and $750,000 which is unconditionally guaranteed by the three officers/shareholders, each limited to $250,000.  The outstanding balance of the line at December 26, 2003 was $823,177.

In February 2004, the Company initiated discussions with People’s Bank to renew the line of credit due to mature on May 31, 2004, there is no guarantee that the line will be renewed.  Management believes that they have adequate cash and cash equivalents to pay off the line should the bank not renew the line.  In addition, Management will provide savings to the Company through the reduction of overhead costs and believes operations can be sustained without the line.

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

Critical Accounting Policies or Estimate

The Securities and Exchange Commission, or SEC, has requested that filers report their critical accounting policies.  The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods.

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

Accounts Receivable – Allowance for Doubtful Accounts

We routinely review our accounts receivable by customer account aging to determine the collectibility of the accounts based on information we receive from the customer, past history, and economic conditions.  In doing so, we adjust our allowance accordingly to reflect the cumulative amount that we feel is uncollectible.  This estimate may vary from the proceeds that we actually collect.  If the estimate is too low we may incur higher bad debt expenses in the future resulting in lower net income.  If the estimate is too high, we may experience lower bad debt expense in the future resulting in higher net income.

Inventories – Slow Moving and Obsolescence

We estimate and reserve amounts related to slow moving and obsolete inventories that result from changing market conditions.  We develop our estimates based on the quantity and quality of individual classes of inventory compared to historical and projected sales trends.  Inventory at December 26, 2003 has been reduced by a reserve of $158,492, based on our assessment of probable exposure related to excess and obsolete inventories.  Major uncertainties in our estimation process include future industry and economic trends, future needs of our customers, our ability to retain or replace our customer base, and other competitive changes in the market place.  Significant changes in any of the uncertainties used in estimating the loss exposure could result in a materially different net realizable value of our inventory.

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective May 5, 2003, the Company declined to reappoint Grassi & Co. CPA’s P.C. (“Grassi”) as its independent accountants, which action was approved by the Audit Committee of the Company on May 5, 2003.

Feldman Sherb & Co., P.C., a professional corporation of certified public accountants (“Feldman”) was the independent accounting firm for the Company, for the year ended December 28, 2001 and through the period ended April 17, 2002.  Feldman was merged into Grassi on April 17, 2002 with Grassi as the successor firm.

Except as described in the following sentence, the reports of Grassi and Feldman on the financial statements of the Company for either of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  The report of Grassi on the financial statements of the Company for the fiscal year ended December 27, 2002 and the report of Feldman on the financial statements of the Company for the fiscal year ended December 28, 2001 did, however, contain an expression of substantial doubt regarding the Company’s ability to continue as a going concern.

In addition, during the Company’s two most recent fiscal years and through May 5, 2003, there was no disagreement with Grassi or Feldman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On September 22, 2003, the Company engaged Marcum & Kleigman LLP (“MKLLP”) as its independent accountant to audit the financial statements for the year ending December 26, 2003.  The Company had previously engaged the services of MKLLP to review the interim financial statements of the Company in accordance with Statement on Auditing Standard Number 100 in connection with the filing of Form 10Q-SB for the quarters ended March 28, 2003 and June 27, 2003.  Prior to September 22, 2003, except as disclosed above, the Company did not consult with MKLLP regarding application of any accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company’s financial statements, nor was there any matter that was the subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S-B.

Item 8A.  Controls and Procedures

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

There were no significant changes in the Company’s internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company’s internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with section 16(a) of the Exchange Act

Incorporated by reference from the Registrant’s definitive proxy statement, to be filed in accordance with rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

Item 10. Executive Compensation

Incorporated by reference from the Registrant’s definitive proxy statement, to be filed in accordance with rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Registrant’s definitive proxy statement, to be filed in accordance with rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

Item 12. Certain Relationships and Related Transactions

Incorporated by reference from the Registrant’s definitive proxy statement, to be filed in accordance with rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

Item 13. Exhibits, and Reports on Form 8-K

(A) Exhibits (Numbered in accordance with item 601 of regulation S-B)

Exhibit No.	Description of Exhibit

99.1	Amendment No. 3 to the International Smart Sourcing, Inc. Stockholders’ Agreement

31.1	Rule 13a – 14(a)/15d – 14(a) certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a – 14(a)/15d – 14(a) certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 26, 2003

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Registrant’s definitive proxy statement, to be filed in accordance with rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SMART SOURCING, INC.

Date March 17, 2004	/s/ DAVID KASSEL

David Kassel Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID KASSEL	Chairman of the Board of Directors and Chief Executive Officer	March 17, 2004

/s/ ANDREW FRANZONE	President of EHC, Director	March 17, 2004

/s/ HARRY GOODMAN	Vice President and Secretary, Director	March 17, 2004

/s/ DAVID HALE	President, Acting Chief Financial Officer and Director	March 17, 2004

/s/ RICHARD PETERS	Director	March 17, 2004

/s/ MICHAEL RAKUSIN	Director	March 17, 2004

INDEPENDENT AUDITORS’ REPORT

Audit Committee of the Board of Directors and Shareholders
International Smart Sourcing, Inc. and Subsidiaries
Farmingdale, New York

We have audited the accompanying consolidated balance sheet of International Smart Sourcing, Inc. and Subsidiaries (the “Company”), as of December 26, 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for the fiscal year ended December 26, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Smart Sourcing, Inc. and Subsidiaries as of December 26, 2003, and the consolidated results of their operations and their consolidated cash flows for the fiscal year ended December 26, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ MARCUM & KLEIGMAN LLP
Marcum & Kleigman LLP

New York, New York
January 30, 2004, except Note 22a which
is dated February 16, 2004.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
International Smart Sourcing, Inc. and Subsidiaries
Farmingdale, New York

We have audited the accompanying consolidated statement of operations, changes in shareholders’ equity and cash flows of International Smart Sourcing, Inc. (formerly ChinaB2Bsourcing.com, Inc.) and Subsidiaries (collectively the “Company”), for the year ended December 27, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 27, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 27,2002 have been prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses and is not in compliance with a financial covenant on its credit line, which raises substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from outcome of this uncertainty.

As discussed in Note 3 to the financial statements, certain errors resulting in the understatement of previously reported stock based compensation as of December 27, 2002, were discovered by the management of the Company during the current year.  Accordingly, an adjustment has been made to retained earnings as of December 27, 2002, to correct the error.

/s/ GRASSI & CO., CPAs, P.C.
Grassi & Co., CPAs, P.C.
Certified Public Accountants

New York, New York
March 5, 2003, except for Note 3 which
is dated March 15, 2004.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 26, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$592,935
Accounts receivable - net of allowance for doubtful accounts of $12,536	1,276,684
Inventories, net	1,569,821
Prepaid expenses and other current assets	274,844

TOTAL CURRENT ASSETS	3,714,284
Property and equipment - net	369,577
Investment available for sale	16,828

TOTAL ASSETS	$4,100,689

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,003,338
Deferred revenue	64,105
Line of credit	823,177
Current portion of long tem debt (including $86,053 to officers/shareholders)	128,267
Current portion capital lease obligations	29,452

TOTAL CURRENT LIABILITIES	2,048,339
Long term debt (including $182,875 to officers/shareholders) - less current portion	252,713
Capital lease obligations - less current portion	25,545

TOTAL LIABILITIES	2,326,597

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	—
Common Stock, $0.001 par value, 10,000,000 shares authorized, 3,777,384 issued and outstanding	3,777
Additional paid-in capital	8,232,147
Accumulated deficit	(6,461,832)

TOTAL SHAREHOLDERS’ EQUITY	1,774,092

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,100,689

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended

	December 26, 2003	December 27, 2002
		(Restated)

NET SALES	$12,693,338	$10,457,350
COST OF GOODS SOLD	7,506,419	7,081,118

GROSS PROFIT	5,186,919	3,376,232

	40.9%	32.3%
OPERATING EXPENSES
Selling and shipping	973,489	863,694
General and administrative	3,247,947	2,768,268

TOTAL OPERATING EXPENSES	4,221,436	3,631,962

INCOME (LOSS) FROM OPERATIONS	965,483	(255,730)
Interest and other income	35,018	113,813
Gain on extinguishment of debt	100,000	—
Other than temporary decline in available for sale security	(67,314)	—
Interest and other expenses	(184,727)	(231,516)

NET INCOME (LOSS)	$848,460	$(373,433)

Earnings (loss) per share of common stock:
BASIC:
Income (loss) per share	$0.22	$(0.10)

Weighted average number of shares of common stock outstanding	3,777,384	3,762,000

DILUTED:
Income (loss) per share	$0.21	$(0.10)

Weighted average number of shares of common stock and common stock equivalents outstanding	3,987,402	3,762,000

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total

	Shares	Amount

Balance - December 28, 2001	3,760,934	$3,761	$7,971,928	$(6,936,859)	$1,038,830
Net loss	—	—	—	(373,433)	(373,433)
Stock compensation to employees & consultants	16,450	16	203,168	—	203,184

Balance - December 27, 2002 (Restated)	3,777,384	3,777	8,175,096	(7,310,292)	868,581
Net income	—	—	—	848,460	848,460
Stock compemsation to consultants	—	—	57,051	—	57,051

Balance - December 26, 2003	3,777,384	$3,777	$8,232,147	$(6,461,832)	$1,774,092

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended

	December 26, 2003	December 27, 2002
		(Restated)

Cash flows from operating activities:
Net income (loss)	$848,460	$(373,433)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-Cash expenses related to stock based compensation	57,051	203,184
Depreciation and amortization	185,977	200,897
Inventory Reserve	158,492	—
Securities received in settlement of note and interest receivable	—	(84,142)
Other than temporary decline in available for sale security	67,314	—
Gain on extinguishment of debt	(100,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(179,806)	(320,478)
Inventories	(256,931)	(231,761)
Prepaid expenses and other current assets	(20,890)	217,055
Other assets	—	79,514
Accounts payable and accrued expenses	(240,115)	185,248
Deferred revenue	26,962	(164,489)

Total adjustments	(301,946)	85,028

Net cash provided by (used in) operating activities	546,514	(288,405)

Cash flows from investing activities:
Note receivable from related parties	—	155,693
Expenditures for property and equipment	(81,368)	(35,535)

Net cash (used in) provided by investing activities	(81,368)	120,158

Cash flows from financing activities:
Capital lease repayments	(39,597)	(68,115)
Repayment of old line of credit	(902,773)	—
Initial draw down of new line of credit	902,773	—
Net (payments) proceeds from line of credit	(105,766)	667,120
Principal payments of loans	(183,575)	(120,509)

Net cash (used in) provided by financing activities	(328,938)	478,496

Net increase in cash and cash equivalents	136,208	310,249
Cash and cash equivalents - beginning of year	456,727	146,478

Cash and cash equivalents - end of year	$592,935	$456,727

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$95,719	$174,852

Purchase of equipment through capital leases payable	$—	$9,140

Conversion of accounts payable to note payable	$—	$90,000

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 26, 2003 and December 27, 2002

1.	BUSINESS OF THE COMPANY

International Smart Sourcing, Inc. (formerly ChinaB2Bsourcing.com, Inc.) (“International”) was incorporated in February 1998 in Delaware as a holding company for the purpose of acquiring the common stock of Electronic Hardware Corp. (“EHC”) and Compact Disc Packaging Corp., (“CDP”), an inactive corporation, in connection with an initial public offering of International’s stock (the “Offering”), which was successfully completed in April of 1999. On May 7, 1999 International formed a company called International Plastic Technologies, Inc., (“IPT”) a Delaware corporation.  EHC manufactures, distributes and warehouses, knobs, dials and pointers.  IPT specializes in assisting companies in reducing their cost of manufacturing by outsourcing manufacturing in China.

Hereinafter, International, EHC, CDP, and IPT are collectively referred to as the “Company.”

The Company specializes in the out-sourcing of manufacturing and the manufacturing of injection molded plastic components, products and assemblies. The Company performs the manufacturing and outsourcing functions for its customers, through its United States facilities and through its outsourcing contacts and offices in the Peoples Republic of China.

2.	MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which assumes continuity of operations and that assets will be realized and liabilities will be discharged in the normal course of business.  During the year ended December 26, 2003, the following events occurred which may have a significant impact on the Company’s financial condition, operations and cash flows.

As of December 26, 2003, the Company has a $1,500,000 revolving line of credit with People’s Bank expiring on May 31, 2004.  The Company has initiated discussions with the Bank to renew the line.  Management believes that it has adequate cash and cash equivalents to pay off the line should the Bank decide not to renew.  The line’s outstanding balance is $823,177 as of December 26, 2003.

The Company has a current contract with the Defense Supply Center Philadelphia (“DSCP”) which will expire in June 2004.  The Company is in discussions with the Government to renew the contract for an unspecified period.  The Company has responded to DSCP’s initial survey.  The contract has not yet been renewed.  The sales to the DSCP approximated 58% of the total Company’s sales in 2003.  If the revolving line of credit and the government contract are not renewed, management will provide savings to the Company through the reduction of overhead.  In addition, management plans to further increase its outsourcing to China for products not sold to the US government, thereby incurring additional significant savings on the manufacture of product.  Management has also projected its net cash flows through December 24, 2004, estimating that as a result of the overhead and product cost reductions, the Company should have a positive cash balance at fiscal year end 2004.  While there can be no assurances, management believes that its cash on hand and expected cash flows from operations will provide adequate cash flow to fund the Company’s operations at least through December 24, 2004.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – CONTINUED

3.	PRIOR PERIOD ADJUSTMENT

Effective December 27, 2002, the Company corrected an error relating to stock based compensation expense for options granted to a consultant for which the Company did not record a compensation charge during fiscal 2002.  Accounting principles generally accepted in the United States of America require the Company to record compensation expense for options granted to consultants.  As a result of the correction, the Company’s fiscal 2002 net loss, accumulated deficit and additional paid-in capital increased by $129,159.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Fiscal Year – The Company operates on a “52-53 Week” reporting year ending on the last Friday of the month. The year ended December 26, 2003 represents the period from December 28, 2002 to December 26, 2003. The year ended December 27, 2002 represents the period from December 29, 2001 to December  27, 2002.

(b)

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Critical estimates include management’s judgments associated with: the allowance for doubtful accounts, inventory obsolescence, other asset valuations and accrued expenses. Actual results could differ from those estimates.

(c)

Recognition of Revenue – Income from sales of goods is recognized when the orders are completed and shipped or possession of goods is taken by the customer provided that collection of the resulting receivable is reasonably assured. EHC goods are shipped both Free on Board (“F.O.B.”) shipping point and F.O.B. destination.  IPT goods are shipped F.O.B. China and F.O.B. Farmingdale, as well as Cost, Insurance and Freight (“C.I.F.”) origin/destination and Delivered Duty Unpaid (“D.D.U.”) destination.  In some cases, possession of goods is taken by the customer at the manufacturing facility in China.  The Company’s return policy on defective parts is as follows: custom parts may only be exchanged for replacement parts within 30 days of the invoice; catalogue parts, which can be resold, may be exchanged for replacement parts or for a refund.

(d)

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

(e) Inventories – Inventories are stated at the lower of cost or market. Cost is determined principally by the use of the first-in, first-out method.

(f)

Depreciation and Amortization – Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the improvements, which is 10 years, or the life of the lease.

(g)

Income Taxes – The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax bases of the assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance related to the deferred tax asset is also recorded when it is probable that some or all of the deferred tax asset will not be realized.  Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

(h)

Earnings (Loss) Per Share – Basic earnings (loss) per share (“EPS”) is determined by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company.  For the year ended December 26, 2003 the Company had approximately 357,000 stock options and 1,728,000 warrants that were not included in the dilutive earnings per share calculation because the exercise price of these items was greater than the average market price of the common stock for the period. For the year ended December 27, 2002 all stock options and warrants were antidilutive.  For the year ended December 27, 2002 the Company had approximately 998,500 and 1,800,193 stock options and warrants, respectively, that were not included in the dilutive earnings per share calculation because they were antidilutive.

The following table sets forth the components used in the computation of basic and diluted earnings (loss) per share:

	For the Years Ended

	December 26, 2003	December 27, 2002
		(Restated)

Numerator:
Net income (loss)	$848,460	$(373,433)

Denominator:
Weighted average shares	3,777,384	3,762,000

Effect of dilutive securities:
Employee stock options	195,410	—
Stock warrants	14,608	—

	210,018	—

Denominator for diluted earnings per Share-adjusted weighted average shares after assumed conversions	3,987,402	3,762,000

(i)

Impairment of Long-Lived Assets – The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The recoverability of assets held and used in operations is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

(j)

Stock Based Compensation – As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25.  No stock-based employee

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

compensation cost is reflected in operations, as all options granted have an exercise price equal to or above the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the Years Ended

	December 26, 2003	December 27, 2002 (Restated)

Net income (loss) as reported	$848,460	$(373,433)
Less: total stock-based employee compensation expense determined under fair value method, net of related tax effects	(383,093)	(190,243)

Pro Forma net income (loss)	$465,367	$(563,676)

Net income (loss) per share:
Basic earnings per share as reported	$0.22	$(0.10)
Pro Forma basic earnings per share	$0.12	$(0.15)
Diluted earnings per share as reported	$0.21	$(0.10)
Pro Forma diluted earnings per share	$0.12	$(0.15)

(k)

Accounts Receivable – Allowance for Doubtful Accounts - The Company routinely reviews its accounts receivable by customer account aging to determine the collectibility of the amounts due based on information received from the customer, past history and economic conditions.  In doing so, the Company adjusts the allowance accordingly to reflect the net realizable value of an account receivable.

(l)

Fair Value of Financial Instruments – The Company’s financial instruments consists of cash, accounts receivable, accounts payable, accrued expenses, notes payable and the line of credit.  The carrying amounts of the financial instruments reported in the consolidated balance sheet approximates fair value based on the short-term maturity of these instruments.

(m)	Advertising Expense – Advertising expenses are expensed when incurred. Advertising expense was $112,530 and $104,610 for the years ended December 26, 2003 and December 27, 2002, respectively.

(n)

Shipping and Handling Costs – EHC bills their customers directly for shipping and handing costs.  The one exception to this is DSCP, where the Company builds shipping and handling costs into the piece price and does not bill directly for shipping and handling costs.  IPT’s shipping and handling policy is customer driven.  The customer has the choice of building the shipping and handling costs into the piece price of the product, being billed separately for shipping and handling or to pay the carrier directly for shipping and handling costs.  These amounts are all included in net sales.  All shipping and handling costs are expensed as incurred and are included in cost of goods sold.

(o)

Cash and Cash Equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

(p)

Foreign Currency Translation – The Company accounts for foreign currency transactions under SFAS No. 52 “Foreign Currency Translation”.  The functional currency for the Company’s foreign operations is the US dollar.  Revenue and expenses are translated at the actual exchange rate when the transaction is completed.  Gains and losses for foreign transactions were immaterial and are included in the Company’s consolidated statements of operations during the years ended December 26, 2003 and December 27, 2002.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

	(q)	RECENT ACCOUNTING PRONOUNCEMENTS

(i) SFAS No. 149

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  Except for provisions that relate to SFAS No. 133 implementation issues that are effective for fiscal quarters beginning prior to June 15, 2003.  The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(ii) SFAS No. 150

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity.  It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Under the shareholders’ agreement, dated April 22, 1999, amended July 1, 2003, the Company was required to redeem common shares of certain shareholders of the Company.  In September 2003, the Company further amended the shareholders’ agreement whereby the Company would not be required to redeem these common shares (see Note 18).  Accordingly, the adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(iii) FIN 46

In January 2003, as revised December 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at the risk for the entity to finance its activities without additional financial support from other parties.  FIN 46 is effective for the periods ending after December 15, 2003 for certain types of entities and after December 15, 2004 for other types of entities.  The Company is still evaluating the effects the adoption of FIN 46 will have on its consolidated financial position, results of operations or cash flows.

5.	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and trade receivables. At times, the cash in any one bank account may exceed the Federal Deposit Insurance Corporations $100,000 limit. At December 26, 2003, the Company was over the insured limit by $492,935.  The Company places its cash with high credit quality financial institutions. In regards to trade receivables, management believes the risk is limited due to the credit assessment of its customers.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

The Company relies on vendors from China for a significant amount of its manufacturing and outsourcing capabilities. On December 11, 2001, China became a member of the World Trade Organization.  As a result of China’s entry, industrial tariffs will be reduced, there will be an increased liberalization regarding trade provisions and increases in service and other reforms that China must adhere to in accordance with its membership in the World Trade Organization.  Management is re-evaluating the impact on the Company from China’s membership in the World Trade Organization.

During the years ended December 26, 2003 and December 27, 2002, the United States government accounted for approximately 58% and 58%, respectively of the Company’s sales.  The United States government accounted for approximately 28% of the Company’s outstanding accounts receivable as of December 26, 2003.

6.	INVENTORIES, NET

Inventories consist of the following at December 26, 2003:

Raw Materials	$306,988
Work in Process	58,520
Finished Goods	1,362,805

1,728,313
Less: reserve for obsolescence	(158,492)

$1,569,821

7.	INVESTMENT AVAILABLE FOR SALE

In August 2002, the Company received 1,682,844 shares of common stock as a settlement for a note and interest receivable. The note receivable was originally issued by another company (the “borrower”) in July and August 1999. In February 2001, the borrower declared bankruptcy under Chapter 11 of the Federal bankruptcy code. The Company had fully reserved the note and interest receivable of $517,616. On January 29, 2002, The Bankruptcy Court approved the borrower’s Plan of Reorganization, pursuant to which the Company received 1,682,844 shares of the reorganized debtor common stock, which represents approximately 3 shares for each dollar owed to the Company at the time of the filing of the bankruptcy petition, or $517,616. The Company had previously valued these shares at $.05 per share, and accordingly had recorded other income of $84,142. The Company has since valued these marketable securities at $.01 per share, and accordingly has recorded an other than temporary decline in available for sale security of $67,314 for the year ended December 26, 2003.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

8.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following at December 26, 2003:

	Life

Machinery and Equipment	5–10 Years	$478,351
Tools, Dies and Molds	5–10 Years	439,259
Leasehold Improvements	10 Years	67,652
Office Furniture and Fixtures	5 Years	91,624

		1,076,886
Less: Accumulated Depreciation and Amortization		(707,309)

		$369,577

At December 26, 2003, the Company had $148,320 of its property and equipment under capital leases, with accumulated amortization of $70,029.  Depreciation and amortization expense for the years ended December 26, 2003 and December 27, 2002 were $185,977 and $200,897, respectively.

9.	CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under various capital lease arrangements which have expirations through March 2007. Following is a summary of future annual minimum payments under capital leases:

Year Ending December,
2004	$39,226
2005	26,020
2006	8,418
2007	102

73,766
Less: amounts representing interest	18,769

Present value of lease payments	54,997
Less: current portion	29,452

Long-term portion of capital lease obligations	$25,545

10.	LINE OF CREDIT

In April 2001, the Company entered into a revolving line of credit agreement with a bank that provided for maximum borrowing of up to $1,500,000, subject to certain conditions, at an annual interest rate of prime plus 1.75%. The line of credit was secured by substantially all the assets of the Company and was unconditionally guaranteed by three officers/shareholders, each limited to $250,000.

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

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

On July 29, 2003, the Company closed on a $1,500,000 Revolving Line of Credit (“the line”) with People’s Bank.  Under the line, the Company is required to meet certain financial covenants.  The line matures May 31, 2004 and bears interest at the Bank’s prime rate (4% at December 26, 2003) plus one percent (1%), payable monthly.  The line’s availability varies based on the eligibility of accounts receivable and inventory.  The loan is secured by substantially all assets of the Company and $750,000 which is unconditionally guaranteed by the three officers/shareholders, each limited to $250,000.  The outstanding balance of the line at December 26, 2003 was $823,177.

In February 2004, the Company initiated discussions with People’s Bank to renew the line of credit due to mature on May 31, 2004.

11.	LONG-TERM DEBT

Loans payable are comprised of the following at December 26, 2003:

(a)	Loan payable in monthly installments of $2,903 of principal including interest at 7% per annum through February 2007. The loan is guaranteed by the Company’s three officers/shareholders	$98,677
(b)	Various loans payable to officers/shareholders, all bearing interest at 10% per annum, payable in monthly installments of $9,087 including interest. There was a one year moratorium on principal repayments of these loans through July 2003. The loans mature through September 2006	268,928
(c)	In December 2002 the Company converted an outstanding payable to an outside consultant into a loan payable with monthly installments of $6,754.63 of principal including interest at 8% per annum through February 1, 2004	13,375

		380,980
	Less: current portion	128,267

	Long-term debt, net of current portion	$252,713

Long-term debt matures as follows:

Year ending December,	Amount

2004	$195,951
2005	136,121
2006	43,153
2007	5,755

$380,980

12.	INCOME TAXES

The major tax-deferred asset items is as follows:

December 26, 2003

Net operating loss carryforwards	$2,355,000
Less: valuation allowance	(2,355,000)

$—

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

The provision for income taxes for the year ended December 26, 2003 and December 27, 2002 consists of the following:

	For the Years ended

	December 26, 2003	December 27, 2002

Income tax provision at 34%	(34)%	(34)%
State and local income taxes net of federal benefit	(7)%	(7)%
Effect of permanent differences	7%	0%
Net operating losses not utilized	34%	41%

Total	0%	0%

The Company has a net operating loss carryforward for tax purposes totaling approximately $5,800,000 at December 26, 2003 expiring between the years 2010 through 2021. The Company utilized approximately $971,000 of their NOL for the year ended December 26, 2003.  The resulting deferred tax asset of approximately $2,355,000 has been offset by a corresponding valuation allowance.

13.	RETIREMENT PLAN

The Company sponsors a 401(k) savings plan covering all non-union employees who have attained the age of 21 and have completed 3 months of service. Participants may contribute up to 15% of their annual compensation, subject to certain limitations. In addition, the Company may make contributions to the plan. During the years ended December 26, 2003 and December 27, 2002, the Company did not make any contributions to the plan.

14.	STOCK OPTION AND GRANT PLAN AND WARRANTS

In March 1998, the Company adopted the Stock Option and Grant Plan (the “Plan”) which as amended in June 2000 provides for an aggregate grant of 1,000,000 options to purchase shares of the Company’s common stock. Options may be granted to employees, officers, directors, consultants and independent contractors. Under the Plans, options may be issued for periods up to 10 years and become exercisable in varying amounts based on a vesting schedule. Generally, options are granted at prices equal to market value on the date of the grant with lives of five years.

In August 2002, the Company granted 523,000 stock options to key employees, consultants and members of the board of directors at an exercise price of $2.15 per share.  The stock options vest on the second anniversary of the individuals option agreement and expire on the fifth anniversary of the agreement.  In December 2002, the Company issued 16,450 shares of common stock to employees and consultants. The Company recorded stock compensation of $74,025.  For the years ended December 26, 2003 and December 27, 2002, the Company recorded an expense of $57,051 and $129,159, respectively, for options granted to consultants that vested.

For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the year ended December 27, 2002: (i) annual dividends of $0.00, (ii) expected volatility of 89-200% for the year ended December 27, 2002, (iii) risk-free interest rate of 5.7%, and (iv) expected option lives of three years for the year ended December 27, 2002. The weighted average fair value of the stock options granted for the years ended December 27, 2002 was $1.87.  No options were granted during the year ended December 26, 2003.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

The following tables illustrates the Company’s stock option and warrant issuances and balances outstanding as of, and during the years ended December 26, 2003 and December 27, 2002, restated for the aforementioned anti-dilution provisions related to the Company’s common stock warrants.

	OPTIONS		WARRANTS

	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Warrants	Weighted Average Exercise Price

Outstanding at December 28, 2001	532,000	$4.49	1,800,193	$4.93
Granted	523,000	2.15	—	—
Cancelled	(56,500)	3.50	—	—
Exercised	—	—	—	—

Outstanding at December 27, 2002	998,500	$3.32	1,800,193	$4.93
Granted	—	—	—	—
Cancelled	(154,000)	2.56	—	—
Exercised	—	—	—	—

Outstanding at December 26, 2003	844,500	$3.46	1,800,193	$4.93

In connection with the Initial Public Offering, in 1999, the Company issued 1,800,193 redeemable common stock purchase warrants at exercise prices ranging from $4.85 per share to $6.91 per share.  The warrants are redeemable by the Company upon thirty (30) days prior written notice at the redemption price of $.10 per warrant, provided that the closing bid price of the common stock on a national exchange has been in excess of 150% of the exercise price for any twenty (20) trading days within a period of 30 consecutive trading days ending on the 15th day prior to the date which the Company gives notice to redemption.

The following is additional information with respect to the Company’s options and warrants as of December 26, 2003:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Exercisable Shares Underlying Options	Weighted Average Exercise Price

$ 2.50	29,500	3.00 years	$2.50	$29,500	$2.50
$ 4.00	80,000	0.58 years	$4.00	80,000	$4.00
$ 4.50	25,000	0.58 years	$4.50	25,000	$4.50
$ 5.13	298,500	6.36 years	$5.13	198,500	$5.13
$ 2.15	411,500	3.67 years	$2.15	205,750	$2.15

	844,500	4.21 years	$3.46	538,750	$3.46

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

WARRANTS OUTSTANDING AND EXERCISABLE

Exercise Price	Number of Outstanding Shares Underlying Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$3.00–$3.50	78,334	1.89 years	$3.16
$4.85–$6.91	1,721,859	1.29 years	$5.01

	1,800,193	1.36 years	$4.93

15.	COLLECTIVE BARGAINING AGREEMENT

The Company’s factory employees and factory supervisors are represented by a collective bargaining agreement between a local branch of a major national labor trade union and the Company. Such agreement expires in May 2004.

16.	RELATED PARTY TRANSACTIONS

(a)

Sales during the years ended December 26, 2003 and December 27, 2002 included approximately $222,000 and $274,000, respectively to another company owned by three officers/shareholders of the Company. Gross profit on such sales was approximately $26,000 and $74,000 for the years ended December 26, 2003 and December 27, 2002, respectively. Accounts receivable from the related company was approximately $109,000 at December 26, 2003.

(b)

The Company leases its premises from a company (the “landlord”) owned by two of the officers/shareholders of the Company at an annual rental of $182,352. Such lease expires in December 2005. The mortgage on the premises in the amount of $379,827 at December 26, 2003 was guaranteed by the Company.  In January 2004, the mortgage was refinanced by the two owners/shareholders of the company and the Company is no longer the guarantor.

(c)

In March 1998, the Company entered into employment agreements with its three officer/shareholders for periods of 10 years at aggregate annual base salaries of $325,000. Such agreements provide for increases at the greater of 5% or the consumer price index and an annual bonus to be determined by the Board of Directors.

17.	CONSULTING AGREEMENT

In March 1998, the Company entered into a ten year consulting agreement in connection with the Company’s plans to develop manufacturing resources in the People’s Republic of China (“China”). The consultant, who was a board member of the Company at the time, was paid at an hourly rate as mutually determined and agreed upon by the Company and the consultant from time to time and 1.5% of the net cost, as defined, of all products manufactured in China up to $5,000,000 per year and 1% of net costs in excess of $5,000,000. The Company expensed $18,106 in the year ended December 27, 2002, no expense was incurred during the year ended December 26, 2003 under this consulting agreement.  On December 3, 2003, the consulting agreement was terminated, however the Company will continue to pay the commission of 1.5% or 1%, of the net cost, as defined.

18.	PREFERRED STOCK

The Board of Directors of the Company is authorized, without further action of the shareholders of the Company, to issue up to 1,000,000 shares of Preferred Stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any series or the designation of such series.  As of December 26, 2003, there were no shares issued and outstanding.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

19.	SHAREHOLDERS’ AGREEMENTS

In March 1998, the Company entered into an agreement with each of its three officers/shareholders which provides that in the event of the death of the shareholder within 24 months after the consummation of a public offering of the Company’s stock, as defined, the estate of the shareholder can require the Company to repurchase 250,000 shares of the shareholder’s stock for $500,000. The repurchase of stock can only be made though the use of insurance proceeds payable to the Company upon the death of the shareholder.  In September 2003, the Shareholders’ Agreement was amended, which eliminated this provision.

20.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company views its operations as principally two segments, the manufacturing and assembly of injection molded plastic components and outsourcing of injection molded plastic components and their assemblies. The segments share a common workforce and office headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment. Information with respect to foreign operations is not material.  The Company’s segment information for the years ended December 26, 2003 and December 27, 2002 are as follows:

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Year ended December 26, 2003
Sales	$10,343,032	$2,350,306	$—	$12,693,338
Interest and other income	135,108	—	—	135,108
Interest and other expenses	107,028	33,047	111,966	252,041
Depreciation and amortization	117,551	53,834	14,592	185,977
Segment assets	3,029,708	975,841	95,140	4,100,689
Long-lived asset expenditures	73,236	8,132	—	81,368
Segment income (loss)	$1,755,487	$(565,130)	$(341,897)	$848,460

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Year ended December 27, 2002 (Restated)
Sales	$8,229,718	$2,227,632	$—	$10,457,350
Interest and other income	26,100	3,571	84,142	113,813
Interest and other expenses	183,084	9,770	38,662	231,516
Depreciation and amortization	136,797	49,508	14,592	200,897
Segment assets	2,553,926	1,072,588	210,755	3,837,269
Long-lived asset expenditures	33,227	2,108	—	35,335
Segment income (loss)	$498,918	$(626,770)	$(245,581)	$(373,433)

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

21.	COMMITMENTS AND CONTINGENCIES

The Company leases office space in Shanghai, China at a rental rate of US$6,265 per month. The lease is for 24 monthly periods expiring on February 28, 2005.

As discussed in Note 15, the Company leases its premises from a related party. In addition, the Company also has various other operating leases for equipment and automobiles.

Future annual minimum lease payments are as follows:

Fiscal Year Ending in December	Amount

2004	$266,672
2005	276,260
2006	282,296
2007	288,500

$1,113,728

Total rent expense for the years ended December 26, 2003 and December 27, 2002 was approximately $270,000 and $265,000, respectively.

The Company was named as a defendant in six employment discrimination complaints, and on October 2002 settled these complaints for an aggregate amount of approximately $42,000. The Company has paid $21,000 and accrued the balance of $21,000 as of December 27, 2002. The balance of the money owed was paid in January, 2003.

22.	SUBSEQUENT EVENTS

a.

In December 2003, the Company requested that People’s Bank waive the covenant in its financing agreement which prevented it from making payments on the principle of certain promissory notes issued from the Company to certain shareholders in exchange for loans made to the Company from such shareholders.  In February 2004, People’s Bank agreed to allow the Company to  pay up to $118,000 to the shareholders.  On February 16, 2004, the Company paid approximately $101,000 to the shareholders.

b.

On January 5, 2004, K&G Realty Associates, a partnership which is owned by two officers/shareholders of the Company, refinanced the mortgage on the premises from which the Company rents its corporate offices from at 320 Broad Hollow Road, Farmingdale, NY.  As a result of the refinancing, the Company is no longer the guarantor of the mortgage.