Form 10QSB
period 2004-05-10
INTERNATIONAL SMART SOURCING INC
filed 2004-05-10
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 26, 2004

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of May 10, 2004, the Registrant had 3,778,887 shares of its Common Stock, $0.001 par value, issued and outstanding.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

FORM 10-QSB

MARCH 26, 2004

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED  BALANCE SHEET
(UNAUDITED)
MARCH 26, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$826,750
Accounts receivable - net of allowance for doubtful accounts of $12,536	1,344,363
Inventories, net	1,704,310
Prepaid expenses and other current assets	291,725

TOTAL CURRENT ASSETS	4,167,148
Property and equipment - net	348,415
Investments avaliable for sale	16,828

$4,532,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,124,566
Deferred revenue	86,817
Line of credit	1,037,899
Current portion of long tem debt (including $86,053 to officer/shareholders)	115,399
Current portion capital lease obligations	25,677

TOTAL CURRENT LIABILITIES	2,390,358
Long term debt (including $81,595 to officer/shareholders) - less current portion	143,904
Capital lease obligations - less current portion	19,930

TOTAL LIABILITIES	2,554,192

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	—
Common Stock, $0.001 par value, 10,000,000 shares authorized, 3,778,887 issued and outstanding	3,778
Additional paid-in capital	8,239,646
Accumulated deficit	(6,265,225)

TOTAL SHAREHOLDERS’ EQUITY	1,978,199

$4,532,391

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended

	March 26, 2004	March 28, 2003

NET SALES	$3,074,990	$3,099,907
COST OF GOODS SOLD	1,718,864	1,993,445

GROSS PROFIT	1,356,126	1,106,462

OPERATING EXPENSES
Selling and shipping	366,539	195,768
General and administrative	793,813	672,860

TOTAL OPERATING EXPENSES	1,160,352	868,628

INCOME FROM OPERATIONS	195,774	237,834
Interest and other income	42,119	2,300
Interest and other expenses	(41,286)	(36,038)

NET INCOME	$196,607	$204,096

Income per share of common stock:
BASIC:
Net income per share	$0.05	$0.05

Weighted average number of shares of common stock outstanding	3,777,846	3,777,384

DILUTED:
Net income per share	$0.05	$0.05

Weighted average number of common stock and common stock equivalents outstanding	4,074,450	4,090,706

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended

	March 26, 2004	March 28, 2003

Cash flows from operating activities:
Net income	$196,607	$204,096

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	—	12,189
Depreciation	39,310	51,175
Amortization	2,435	2,435
Non-cash expenses related to issuance of stock to consultants	7,500	—
Inventory reserve	36,000	—
Changes in operating assets and liabilities:
Accounts receivable	(67,679)	(282,647)
Inventories	(170,489)	111,132
Prepaid expenses and other current assets	(16,881)	37,822
Accounts payable and accrued expenses	121,232	(136,989)
Deferred revenue	22,712	(12,653)

Total adjustments	(25,860)	(217,536)

Net cash provided by (used in) operating activities	170,747	(13,440)

Cash flows from investing activities:
Expenditures for property and equipment	(20,585)	(10,424)

Net cash (used in) investing activities:	(20,585)	(10,424)

Cash flows from financing activities:
Capital lease repayments	(9,390)	(11,826)
Net proceeds from line of credit	214,722	—
Principal payments of loans	(121,679)	(41,324)

Net cash provided by (used in) financing activities	83,653	(53,150)

Net increase (decrease) in cash and cash equivalents	233,815	(77,014)
Cash and cash equivalents - beginning of period	592,935	456,727

Cash and cash equivalents - end of period	$826,750	$379,713

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 26, 2004

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim unaudited condensed consolidated financial statements and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and disclosures required for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the International Smart Sourcing, Inc. and Subsidiaries’ (the “Company”) annual report on Form 10-KSB for the year ended December 26, 2003.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 26, 2004 and the results of operations and cash flows for the periods shown have been included.

The results of operations for the period ended March 26, 2004, are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

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

As of March 26, 2004, the Company has a $1,500,000 revolving line of credit with People’s Bank expiring on May 31, 2004.  The Company has initiated discussions with the Bank to renew the line.  Management believes that it has adequate cash and cash equivalents to pay off the line should the Bank decide not to renew, there is no assurance that the line will be renewed.  The line’s outstanding balance is $1,037,899 as of March 26, 2004.

The Company has a current contract with the Defense Supply Center Philadelphia (“DSCP”) which will expire in June 2004. The Company is in discussions with the

Government to renew the contract. The Company has responded to DSCP’s initial survey.  The sales to DSCP approximated 58% of the total Company’s sales in 2003 and for the quarter ended March 26, 2004.  If the revolving line of credit and the government contract are not renewed, management will provide savings to the Company through the reduction of overhead.  In addition, management plans to further increase its outsourcing to China for products not sold to the U.S. government, which will significantly reduce the Company’s manufacturing costs of products.

Management has projected its net cash flows through March 25, 2005, estimating that as a result of the overhead and product cost reductions, expected new customers, potential repayment of the line of credit and potential loss of the government contract the Company should have a positive cash balance as of March 25, 2005.  While there can be no assurances, management believes that its cash on hand and expected cash flows will provide adequate cash flow to fund the Company’s operations at least through March 25, 2005.

3.	SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year
The Company maintains its books on a 53/52 week fiscal year ending on the last Friday of the month.

The “Quarter ended March 26, 2004” represents the period from December 27, 2003 to March 26, 2004. The “Quarter ended March 28, 2003” represents the period from December 28, 2002 to March 28, 2003.

Recent Accounting Pronouncements

In January 2003, as revised December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”)  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties.  FIN 46 is effective for periods ending December 15, 2003 for certain types of entities and after December 15, 2004 for other types of entities.  The Company has determined that the adoption of FIN 46 will have no effect on its consolidated financial position, results of operations or cash flows.

STOCK BASED COMPENSATION

As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25.  During the quarter ended March 26, 2004 the Company granted 1,503 shares of the Company’s common stock to a consultant and recorded stock based compensation of $7,500 which is reflected in operations, as all options granted have an exercise price equal to or above the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Quarter Ended

	March 26, 2004	March 28, 2003

Net income as reported	$196,607	$204,096
Less: total stock-based employee compensation expense determined under fair value method, net of related tax effects	91,046	154,157

Pro Forma net income	$105,561	$49,939

Net income per share:
Basic net income per share as reported	$0.05	$0.05
Pro Forma basic net income per share	$0.03	$0.01
Diluted net income per share as reported	$0.05	$0.05
Pro Forma diluted net income per share	$0.03	$0.01

4.	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

During the quarters ended March 26, 2004 and March 28, 2003, the United States Government accounted for approximately 58% and 59% of the Company’s net sales, respectively.  The United States government accounted for approximately 26% of the Company’s outstanding accounts receivable as of March 26, 2004.

5.	INVENTORIES

Inventories net, consist of the following at March 26, 2004:

Raw Materials	$280,037
Work in Process	72,141
Finished Goods	1,388,132

1,740,310
Less: reserve for obsolescence	(36,000)

$1,704,310

6.	SELLING AND SHIPPING

The Company classifies shipping and handling costs as a component of selling and shipping expenses. Shipping and handling costs were $121,396 and $118,930 for the quarters ended March 26, 2004 and March 28, 2003, respectively.  The Company does not separately charge these costs to its customers.

7.	RELATED PARTY SALES

Sales during the quarter ended March 26, 2004 and March 28, 2003 included $90,003 and $84,544, respectively, to another company owned by three officers/shareholders of the Company.  Gross profit on such sales was $2,110 and $13,636, respectively.  Accounts receivable from the related company was $125,814 at March 26, 2004.

The Company leases the premises in Farmingdale, N.Y. from another company owned by two of the officers/shareholders of the Company.  Rent expense for the quarters ended March 26, 2004 and March 28, 2003 was $48,588 and $45,588, respectively.

8.	LINE OF CREDIT

On July 29, 2003, the Company closed on a $1,500,000 Revolving Line of Credit (“the line”) with People’s Bank.  Under the line, the Company is required to meet certain financial covenants.  The line matures May 31, 2004 and bears interest at the Bank’s prime rate (4% at March 26, 2004) plus one percent (1%), payable monthly.  The line’s availability varies based on the eligibility of accounts receivable and inventory.  The loan is secured by substantially all assets of the Company and $750,000 which is unconditionally guaranteed by three officers/shareholders, each limited to $250,000.  The outstanding balance of the line at March 26, 2004 was $1,037,899 which was subsequently reduced to $670,322 at April 30, 2004.  In February 2004, the Company initiated discussions with People’s Bank to renew the line of credit due to mature on May 31, 2004.  Management of the Company has indicated that the Bank has expressed interest in extending the line, although there is no assurance that the line will be renewed.

In December 2003, the Company requested that People’s Bank waive the covenant in its financing agreement which prevented it from making principal payments certain promissory notes issued by the Company to certain shareholders in exchange for loans made to the Company from such shareholders.  In February 2004, People’s Bank agreed to allow the Company to pay up to $118,000 to the shareholders.  On February 16, 2004, the Company paid approximately $101,000 to the shareholders.

9.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company views its operations as principally two segments: the manufacturing and distribution of injection molded plastic components and the outsourcing of manufacturing of plastic, metal and electrical components and their assemblies.  The segments share a common workforce and office headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment.  Information with respect to foreign operations is not material.  The Company’s segment information for the quarters ended March 26, 2004 and March 28, 2003 is as follows:

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Quarter ended March 26, 2004
Net Sales	$2,554,960	$520,030	$—	$3,074,990
Cost of Goods Sold	1,337,473	381,391	—	1,718,864

Gross Profit	$1,217,487	$138,639	$—	$1,356,126

Gross Profit%	47.7%	26.7%	—	44.1%

Segment Net Income (Loss)	$573,771	$(243,895)	$(133,269)	$196,607

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Quarter ended March 28, 2003
Net Sales	$2,462,292	$637,615	$—	$3,099,907
Cost of Goods Sold	1,525,649	467,796	—	1,993,445

Gross Profit	$936,643	$169,819	$—	$1,106,462

Gross Profit%	38.0%	26.6%	—	35.7%

Segment Net Income (Loss)	$356,204	$(117,822)	$(34,286)	$204,096

10.	INCOME TAXES

The Company has a net operating loss carryforward for tax purposes totaling approximately $5,590,000 at March 26, 2004 expiring between the years 2011 through 2023.  Tax benefits from the utilization of net operating loss carryforwards will be recorded at such time and to such extent, they are assured beyond a reasonable doubt. As such, the resulting estimated deferred tax assets of approximately $2,269,000 as of March 26, 2004, have been offset by a corresponding valuation allowance.  The Company utilized approximately $210,000 of their net operating loss during the quarter ended March 26, 2004.

11.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined by dividing net income for the period by the weighted average number of common shares outstanding during the same period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company.  For the quarter ended March 26, 2004 the Company had approximately 48,500 stock options and 125,000 warrants that were not included in the dilutive earnings per share calculation because the exercise price of these items were greater than the average market price of the common stock for the period.  For the quarter ended March 28, 2003 the Company had approximately 298,500 stock options that were not included in the dilutive earnings per share calculation because the exercise price of these items were greater than the average market price of the common stock for the period.

The following table sets forth the components used in the computation of basic and diluted earnings per share:

	Quarter Ended

	March 26, 2004	March 28, 2003

Numerator:
Net income	$196,607	$204,096

Denominator:
Weighted average shares	3,777,846	3,777,384

Effect of dilutive securities:
Employee stock options	258,073	294,199
Stock warrants	38,531	19,123

	296,604	313,322

Denominator for diluted earnings per
Share-adjusted weighted average shares after assumed conversions	4,074,450	4,090,706

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Electronic Hardware Corporation (“EHC”) is a subsidiary that has over 30 years of experience in the design, marketing and manufacture of injection molded plastic components used in industrial, consumer, and military products.  It also offers secondary operations on molded products.  Services such as hand painting, pad printing, hot stamping and engraving are provided at a customer’s request.  EHC represents the Company’s manufacturing and distribution segment.

Smart Sourcing, Inc. (formerly International Plastic Technologies, Inc.)  (“SSI”) specializes in assisting companies in reducing their cost of manufacturing by outsourcing to China.  Through offices in the United States and China, SSI has put in place the system necessary to simplify the transition of moving work to China.  SSI’s product specialization includes tooling, injection molding and secondary operations, castings, mechanical, assemblies, electronic manufacturing services and metal stampings.  SSI represents the Company’s outsourcing segment.

Compact Disc Packaging Corp. (“CDP”) is currently inactive.  Its business is the manufacturing, marketing and sale of a compact disc packaging system.

RESULTS OF OPERATIONS

For the quarter ended March 26, 2004 compared to the quarter ended March 28, 2003.

NET SALES

Net consolidated sales for the quarter ended March 26, 2004 were $3,074,990 compared to sales of $3,099,907 for the quarter ended March 28, 2003. The decrease of $24,917 or 1% was attributed to a decrease in orders through the SSI subsidiary.  Net sales for EHC for the quarter ended March 26, 2004 were $2,554,960 compared to sales of $2,462,292 for the quarter ended March 28, 2003.  SSI had sales of $520,030 for the quarter ended March 26, 2004 compared to sales of  $637,615 for the quarter ended March 28, 2003.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the quarter ended March 26, 2004 of 44.1%, as compared to 35.7% experienced during the quarter ended March 28, 2003.  This increase of 8.4%, can be attributed to more commercial, non-military product being manufactured in China.  The lower cost of manufacturing the products in China has increased EHC’s gross profit.  EHC had a gross profit of 47.7% for the quarter ended March 26, 2004 compared to 38.0% for the quarter ended March 28, 2003.  SSI had a gross profit of 26.7% for the quarter ended March 26, 2004 compared to 26.6% for the quarter ended March 28, 2003.

OPERATING EXPENSES

Selling and Shipping

Selling and shipping expenses for the quarter ended March 26, 2004 were $366,539 as compared to $195,768 for the quarter ended March 28, 2003.   The increase of $170,771 or 87.2% for the period is primarily attributable to an increase in staff, advertising and travel expenses.  EHC’s shipping and selling expenses for the quarter ended March 26, 2004 were $230,641 compared to $143,750 for the quarter ended March 28, 2003.  The increase was due to additional sales staff, increased sales commissions and an increase in advertising expenditures.  SSI’s selling and shipping expenses for the quarter ended March 26, 2004 were $91,268 compared to $46,685 for the quarter ended March 28, 2003.  The increase was due to additional travel and advertising expenses.

General, and Administrative Expenses

General and administrative expenses for the quarter ended March 26, 2004 were $793,813 as compared to $672,860 for the quarter ended March 28, 2003.  The increase of $120,953 or 18.0% for the period is primarily attributable to an increase in staff and professional fees.  EHC’s general and administrative expenses for the quarter ended March 26, 2004 were $392,259 compared to $388,825 for the quarter ended March 28, 2003.  SSI’s general and administrative expenses for the quarter ended March 26, 2004 were $289,927 compared to $238,611 for the quarter ended March 28, 2003.  The increase was attributed to increased staff expenses and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company’s primary source of liquidity has been cash flow generated internally from operations.  The Company’s cash increased to $826,750 on March 26, 2004 from $592,935on December 26, 2003.

Cash flow provided by operating activities was $170,747for the quarter ended March 26, 2004 on net income of $196,607.The increase in accounts receivable is the result of increased sales to the DSCP. The net increase in inventory results from a build up of government products the offset by a reserve of approximately $36,000 for obsolete inventory.  The increase in prepaid expenses and other current assets is a result of the additional deposits placed and costs associated with tooling and production orders in process that were not completed at March 26, 2004. Cash used in investing activities for the quarter ended March 26, 2004 was $20,585, which consisted of cash for the purchase of computer equipment.

Net cash provided by financing activities for the quarter ended March 26, 2004 was $83,653.Cash of $ 121,679 was used to make principal payments on loans payable and $9,390 was used to make capital lease repayments.  Additionally, the Company drew down approximately $215,000 from the line of credit.

On July 29, 2003, the Company closed on a Revolving Line of Credit (“the line”) with People’s Bank with a maximum amount of borrowing of up to $1,500,000.  Under the revolving line agreement the Company will be required to meet certain financial covenants.  The line matures May 31, 2004 and bears annual interest at the Bank’s prime rate plus one percent (1%), payable monthly.  The lines availability will vary based on eligibility of accounts receivable and inventory.   In February 2004, the Company initiated discussions with People’s Bank to renew the line of credit.  The Bank has expressed interest in extending the line.

As of March 26, 2004, the Company has a $1,500,000 revolving line of credit with People’s Bank expiring on May 31, 2004. The Company has initiated discussions with the Bank to renew the line. Management believes that it has adequate cash and cash equivalents to pay off the line should the Bank decide not to renew, there is no assurance that the line will be renewed. The line’s outstanding balance is $1,037,899 as of March 26, 2004, which has subsequently been reduced to $670,322 at April 30, 2004.

The Company has a current contract with the Defense Supply Center Philadelphia (“DSCP“) which will expire in June 2004. The Company is in discussions with the Government to renew the contract. The Company has responded to DSCP’s initial survey. The sales to DSCP approximated 58% of the total Company’s sales in 2003 and for the quarter ended March 26, 2004. If the revolving line of credit and the government contract are not renewed, management will provide savings to the Company through the reduction of overhead. In addition, management plans to further increase its outsourcing to China for products not sold to the U.S. government, which will significantly reduce the Company’s manufacturing costs of products.

Management has projected its net cash flows through March 25, 2005, estimating that as a result of the overhead and product cost reductions, expected new customers, potential repayment of the line of credit and potential loss of the government contract the Company should have a positive cash balance as of March 25, 2005. While there can be no assurances, management believes that its cash on hand and expected cash flows will provide adequate cash flow to fund the Company’s operations at least through March 25, 2005.

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

          NONE

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          NONE

ITEM 5.          OTHER INFORMATION

          On April 5, 2004, the Company received Solicitation Number SP0500-04-R-0062 from the Defense Supply Center Philadelphia.  This solicitation is designed to place all Federal Supply Class 5355 competitive items under one or more Indefinite Quantity Contracts.  This procurement is being solicited on the basis of being totally set aside for small business.  The solicitation covers 2641 National Stock Number (NSN) items.  Responses are required to be submitted by May 17, 2004.  A date for the reward of the contract is unspecified; however, the existing DSCP contract that covers these items will expire on June 21, 2004.

Management has analyzed the solicitation and believes that EHC is uniquely qualified to fulfill the requirements specified by DSCP.  Management also believes that EHC is the only small business that has both extensive experience with managing these NSN’s and the capability to immediately satisfy delivery, customer service, and quality requirements in the solicitation.  We estimate the value of the contract to be up to $5 million per year.  The Company is preparing our response with the assistance of two consultants that have a great deal of government contracting experience.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

31	Rule 13a – 14(a)/15d – 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Rule 13a – 14(a)/15d – 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

33	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Reports on 8-K:

          No reports were filed on Form 8K during the quarter ended March 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SMART SOURCING, INC.

May 10, 2004	/S/ DAVID KASSEL

Date	David Kassel
Chairman and Chief Executive Officer

May 10, 2004	/S/ DAVID HALE

Date	David Hale
Acting Chief Financial Officer

Exhibit 31

INTERIM SECTION 302 CERTIFICATION

CERTIFICATION

I, David Kassel, certify that:

1.	I have reviewed this quarterly report of International Smart Sourcing, Inc. on Form 10-QSB for the period ended March 26, 2004;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to material affect, the small business issuer’s internal control over financial reporting: and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

May 10, 2004

/s/ DAVID KASSEL

David Kassel
Chairman and Chief Executive Officer

Exhibit 32

INTERIM SECTION 302 CERTIFICATION

CERTIFICATION

I, David Hale, certify that:

1.	I have reviewed this quarterly report of International Smart Sourcing, Inc. on Form 10-QSB for the period ended May 26, 2004;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

5.

The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to material affect, the small business issuer’s internal control over financial reporting: and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

May 10, 2004

/s/ DAVID HALE

David Hale
Acting Chief Financial Officer

Exhibit 33

CERTIFICATE PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of International Smart Sourcing, Inc. (the “Company”) on Form 10-QSB for the period ending March 26, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), David Kassel, as Chairman and Chief Executive Officer of the Company, and David Hale, as Acting Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

/s/ DAVID KASSEL

David Kassel
Chairman and Chief Executive Officer

May 10, 2004

/s/ DAVID HALE

David Hale
Acting Chief Financial Officer

May 10, 2004