Form 10QSB
period 2004-06-25
INTERNATIONAL SMART SOURCING INC
filed 2004-08-09
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 25, 2004

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

As of August 4, 2004, the Registrant had 3,778,887 shares of its Common Stock, $0.001 par value, issued and outstanding.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

FORM 10-QSB

JUNE 25, 2004

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
JUNE 25, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$877,195
Accounts receivable - net of allowance for doubtful accounts of $12,536	1,354,414
Inventories, net	1,655,878
Prepaid expenses and other current assets	296,537

TOTAL CURRENT ASSETS	4,184,024
Property and equipment – net	310,289

$4,494,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,098,471
Deferred revenue	114,728
Line of credit	652,288
Current portion of long tem debt (including $86,053 to officer/shareholders)	115,916
Current portion capital lease obligations	22,213

TOTAL CURRENT LIABILITIES	2,003,616

Long term debt (including $81,595 to officer/shareholders) - less current portion	136,241
Capital leases obligations - less current portion	15,025

TOTAL LIABILITIES	2,154,882

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	—
Common Stock, $0.001 par value, 10,000,000 shares authorized, 3,778,887 issued and outstanding	3,778
Additional paid-in capital	8,239,646
Accumulated deficit	(5,903,993)

TOTAL SHAREHOLDERS’ EQUITY	2,339,431

$4,494,313

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended		Two Quarters Ended

	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003

NET SALES	$3,486,129	$3,304,826	$6,561,119	$6,404,733
COST OF GOODS SOLD	1,935,175	1,868,015	3,654,039	3,861,460

GROSS PROFIT	1,550,954	1,436,811	2,907,080	2,543,273

OPERATING EXPENSES
Selling and shipping	356,163	203,969	722,702	399,737
General and administrative	793,610	775,374	1,587,423	1,448,231

TOTAL OPERATING EXPENSES	1,149,773	979,343	2,310,125	1,847,968

INCOME FROM OPERATIONS	401,181	457,468	596,955	695,305
Interest and other income	1,965	8,875	44,084	11,175
Interest and other expenses	(41,910)	(38,230)	(83,196)	(74,268)

NET INCOME	$361,236	$428,113	$557,843	$632,212

Income per share of common stock:
BASIC:
Net income per share	$0.10	$0.11	$0.15	$0.17

Weighted average number of shares of common stock outstanding	3,778,887	3,777,384	3,778,367	3,777,384

DILUTED:
Net income per share	$0.09	$0.11	$0.14	$0.16

Weighted average number of common stock and common stock equivalents outstanding	4,012,422	3,955,788	4,037,296	4,075,986

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Two Quarters Ended

	June 25, 2004	June 27, 2003

Cash flows from operating activities:
Net income	$557,843	$632,212

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	80,041	96,358
Amortization	4,869	4,869
Non-cash expenses related to issuance of stock to consultants	7,500	—
Other than temporary decline in available for sale security	16,828
Inventory reserve	72,000	75,000
Changes in operating assets and liabilities:
Accounts receivable, net	(77,730)	(338,610)
Inventories, net	(158,057)	(5,650)
Prepaid expenses and other current assets	(21,693)	50,357
Accounts payable and accrued expenses	95,133	(304,353)
Deferred revenue	50,623	15,205

Total adjustments	69,514	(406,824)

Net cash provided by operating activities	627,357	225,388

Cash flows used in investing activities:
Expenditures for property and equipment	(25,624)	(16,534)

Cash flows from financing activities:
Capital lease repayments	(17,759)	(24,700)
Payments of line of credit	(170,889)	—
Principal payments of loans	(128,825)	(128,565)

Net cash (used in) financing activities	(317,473)	(153,265)

Net increase in cash and cash equivalents	284,260	55,589
Cash and cash equivalents - beginning of period	592,935	456,727

Cash and cash equivalents - end of period	$877,195	$512,316

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 25, 2004

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim unaudited condensed consolidated financial statements and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and disclosures required for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the International Smart Sourcing, Inc. and Subsidiaries’ (the “Company” or “ISSI”) annual report on Form 10-KSB for the year ended December 26, 2003.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 25, 2004 and the results of operations and cash flows for the periods shown have been included.

The results of operations for the period ended June 25, 2004, are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

2.	MANAGEMENT PLANS

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which assumes continuity of operations and that assets will be realized and liabilities will be discharged in the normal course of business.  The following events occurred which may have a significant impact on the Company’s financial condition, operations and cash flows.

The Company has a $1,500,000 revolving line of credit which was due to expire on May 31, 2004.  On May 13, 2004, the Company signed a three month extension. There is no assurance that the line will be renewed.  Management believes that the Company has adequate cash and cash equivalents to pay off the line should the Bank decide not to renew.  The line’s outstanding balance is $652,288 as of June 25, 2004 which subsequently has been reduced to $520,154 at July 30, 2004.

The Company had a contract with the Defense Supply Center Philadelphia (“DSCP”) to supply Federal Supply Class 5355 items to the U.S. government which expired on June 21, 2004.

Sales under the contract during 2003 were $7,388,304.  As of June 25, 2004, there was a backlog of over $1 million of orders placed under this contract that will continue to be delivered through September 18, 2004.

On May 28, 2004 the Company submitted a response to a Request For Proposal from DSCP that is designed to place all Federal Supply Class 5355 competitive items under one or more Indefinite Quantity Contracts.  This procurement is being solicited on the basis of being awarded to only small businesses.  Management analyzed the solicitation and believes that the Company is qualified to fulfill the requirements specified by DSCP.  A date for the reward of the new contract is unspecified.  The sales to DSCP approximated 58% of total Company’s sales in 2003 and approximated 50% and 54% for the quarter and two quarters ended June 25, 2004, respectively.  If the Company does not receive an award for the new contract, management anticipates offsetting the impact of the lost revenues with savings through a reduction of overhead. In addition, management expects to further increase its outsourcing to China, for products not sold to the U.S. government, which will significantly reduce the Company’s manufacturing costs of products.  On July 8, 2004, the Company received a new solicitation from DSCP for additional items within Federal Supply Class 5355.  Management is currently analyzing the solicitation and formulating a response.  The Company will submit its response by DSCP’s due date of August 23, 2004.

Management has projected its net cash flows through June 24, 2005, estimating that as a result of the overhead and product cost reductions, expected new customers, potential repayment of the line of credit and potential loss of the government contract, the Company should have a positive cash balance as of June 24, 2005.  While there can be no assurances, management believes that its cash on hand and expected cash flows will provide adequate cash flow to fund the Company’s operations at least through June 24, 2005.

3.	SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year
The Company maintains its books on a 52/53 week fiscal year ending on the last Friday of the month.

The two quarters ended June 25, 2004 represents the period from December 27, 2003 to June 25, 2004.  The quarter ended June 25, 2004 represents the period from March 27, 2004 to June 25, 2004.  The two quarters ended June 27, 2003 represents the period from December 28, 2002 to June 27, 2003.  The quarter ended June 27, 2003 represents the period from March 29, 2003 to June 27, 2003.

Recent Accounting Pronouncements

In January 2003, as revised in December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. The Company has adopted FIN No. 46 and has determined that its adoption will have no effect on its consolidated financial position, results of operations or cash flows.

STOCK BASED COMPENSATION

As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25. All options granted have an exercise price equal to or above the market value of the underlying common stock on the date of the grant.  During the two quarters ended June 25, 2004, the Company granted 1,503 shares of the Company’s common stock to a consultant and recorded stock based compensation of $7,500 which is reflected in operations.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Two Quarters Ended

	June 25, 2004	June 27, 2003

Net income as reported	$557,843	$632,212
Less: total stock-based employee compensation expense determined under fair value method, net of related tax effects	180,924	241,898

Pro Forma net income	$376,919	$390,314

Net income per share:
Basic net income per share as reported	$0.15	$0.17
Pro forma basic net income per share	$0.10	$0.10
Diluted net income per share as reported	$0.14	$0.16
Pro forma diluted net income per share	$0.09	$0.10

	Quarter Ended

	June 25, 2004	June 27, 2003

Net income as reported	$361,236	$428,113
Less: total stock-based employee compensation expense determined under fair value method, net of related tax effects	90,462	122,518

Pro Forma net income	$270,774	$305,595

Net income per share:
Basic net income per share as reported	$0.10	$0.11
Pro forma basic net income per share	$0.07	$0.08
Diluted net income per share as reported	$0.09	$0.11
Pro forma diluted net income per share	$0.07	$0.08

4.	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

During the two quarters ended June 25, 2004 and June 27, 2003, the United States Government accounted for approximately 54% and 58% of the Company’s net sales, respectively.  During the quarters ended June 25, 2004 and June 27, 2003, the United States Government accounted for approximately 50% and 57% of the Company’s net sales, respectively.  The United States government accounted for approximately 29% of the Company’s outstanding accounts receivable as of June 25, 2004.

5.	INVENTORIES

Inventories, net, consist of the following at June 25, 2004:

Raw Materials	$271,211
Work in Process	118,751
Finished Goods	1,337,916

1,727,878
Less: reserve for obsolescence	(72,000)

$1,655,878

6.	SELLING AND SHIPPING

The Company classifies shipping and handling costs as a component of selling and shipping expenses. Shipping and handling costs were $291,818 and $249,752 for the two quarters ended June 25, 2004 and June 27, 2003, respectively.  Shipping and handling costs were $170,422 and $130,822 for the quarters ended June 25, 2004 and June 27, 2003, respectively.  The Company does not separately charge these costs to its customers.

7.	RELATED PARTY SALES

Sales during the two quarters ended June 25, 2004 and June 27, 2003 included $214,647 and $92,199, respectively, to another company owned by three officers/shareholders of the Company.  Gross profit on such sales was $31,198 and $24,931, respectively.  Sales during the quarter ended June 25, 2004 and June 27, 2003 included $124,644 and $74,446, respectively, to another company owned by three officers/shareholders of the Company.  Gross profit on such sales was $29,088 and $16,729, respectively. Accounts receivable from the related company was $108,371 at June 25, 2004.

The Company leases its premises in Farmingdale, N.Y. from another company owned by two of the officers/shareholders of the Company.  Rent expense for the two quarters ended June 25, 2004 and June 27, 2003 was $97,176 and $91,176, respectively.  Rent expense for the quarters ended June 25, 2004 and June 27, 2003 was $48,588 and $45,588, respectively.

8.	LINE OF CREDIT

On July 29, 2003, the Company closed on a $1,500,000 Revolving Line of Credit (“the line”) with People’s Bank.  Under the line, the Company is required to meet certain financial covenants.  The line was due to mature on May 31, 2004 and interest was payable at the Bank’s prime (4% at June 25, 2004) rate plus one percent (1%), payable monthly.  The line’s availability varies based on the eligibility of accounts receivable and inventory.  The loan is secured by substantially all assets of the Company and $750,000 which is unconditionally guaranteed by three officers/shareholders, each limited to $250,000.  On May 13, 2004, the Company signed a three month extension with People’s Bank to extend the line of credit to August 31, 2004. The outstanding balance of the line at June 25, 2004 was $652,288, which has subsequently been reduced to $520,154 at July 30, 2004.

In December 2003, the Company requested that People’s Bank waive the covenant in its financing agreement which prevented it from making principal payments on certain promissory notes issued to the Company by certain shareholders.  In February 2004, People’s Bank agreed to allow the Company to pay up to $118,000 to the shareholders.  On February 16, 2004, the Company paid approximately $101,000 to the shareholders.

9.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company views its operations as principally two segments: the manufacturing and distribution of injection molded plastic components and the outsourcing of manufacturing of plastic, metal and electrical components and their assemblies.  The segments share a common workforce and office headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment.  Information with respect to foreign operations is not material.  The Company’s segment information for the two quarters and quarters ended June 25, 2004 and June 27, 2003 is as follows:

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Two Quarters ended June 25, 2004
Net Sales	$5,299,496	$1,261,623	$—	$6,561,119
Cost of Goods Sold	2,658,337	995,702	—	3,654,039

Gross Profit	$2,641,159	$265,921	$—	$2,907,080

Gross Profit%	49.8%	21.1%	—	44.3%

Segment Net Income (Loss)	$1,224,296	$(401,963)	$(264,490)	$557,843

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Two Quarters ended June 27, 2003
Net Sales	$5,229,322	$1,175,411	$—	$6,404,733
Cost of Goods Sold	3,115,814	745,646	—	3,861,460

Gross Profit	$2,113,508	$429,765	$—	$2,543,273

Gross Profit%	40.4%	36.6%	—	39.7%

Segment Net Income (Loss)	$924,948	$(221,572)	$(71,164)	$632,212

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Quarter ended June 25, 2004
Net Sales	$2,744,536	$741,593	$—	$3,486,129
Cost of Goods Sold	1,365,864	569,311	—	1,935,175

Gross Profit	$1,378,672	$172,282	$—	$1,550,954

Gross Profit%	50.2%	23.2%	—	44.5%

Segment Net Income (Loss)	$650,525	$(158,068)	$(131,221)	$361,236

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Quarter ended June 27, 2003
Net Sales	$2,767,030	$537,796	$—	$3,304,826
Cost of Goods Sold	1,590,165	277,850	—	1,868,015

Gross Profit	$1,176,865	$259,946	$—	$1,436,811

Gross Profit%	42.5%	48.3%	—	43.5%

Segment Net Income (Loss)	$568,741	$(103,750)	$(36,878)	$428,113

10.	INCOME TAXES

The Company has a net operating loss carryforward for tax purposes totaling approximately $5,214,000 at June 25, 2004 expiring between the years 2011 through 2023.  Tax benefits from the utilization of net operating loss carryforwards will be recorded at such time and to such extent, that based on available evidence, they are expected to be realized. As such, the resulting estimated deferred tax assets of approximately $2,114,000 as of June 25, 2004, have been offset by a corresponding valuation allowance.  The Company utilized approximately $585,000 of its net operating loss during the two quarters ended June 25, 2004.

11.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined by dividing net income for the period by the weighted average number of common shares outstanding during the same period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company.  For  both of the two quarters ended June 25, 2004 and June 27, 2003, the Company had approximately 48,500 stock options and 1,721,859 warrants,  that were not included in the dilutive earnings per share calculation because the exercise price of these items were greater than the average market price of the common stock for the period.  For the quarters ended June 25, 2004 and June 27, 2003, the Company had approximately 48,500 and 428,500 stock options, respectively, and 1,721,859 warrants that were ot included in the dilutive earnings per share calculation because the exercise price of these items were greater than the average market price of the common stock for the period.

The following table sets forth the components used in the computation of basic and diluted earnings per share:

	Two Quarters Ended

	June 25, 2004	June 27, 2003

Numerator:
Net income	$557,843	$632,212

Denominator:
Weighted average shares	3,778,367	3,777,384

Effect of dilutive securities:
Employee stock options	235,424	275,084
Stock warrants	23,505	23,518

	258,929	298,602

Denominator for diluted earnings per share-adjusted weighted average shares after assumed conversions	4,037,296	4,075,986

	Quarter Ended

	June 25, 2004	June 27, 2003

Numerator:
Net income	$361,236	$428,113

Denominator:
Weighted average shares	3,778,887	3,777,384

Effect of dilutive securities:
Employee stock options	214,175	175,849
Stock warrants	19,360	2,555

	233,535	178,404

Denominator for diluted earnings per Share-adjusted weighted average shares after assumed conversions	4,012,422	3,955,788

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

RESULTS OF OPERATIONS

For the two quarters ended June 25, 2004 compared to the two quarters ended June 27, 2003:

NET SALES

Net consolidated sales for the two quarters ended June 25, 2004 were $6,561,119 compared to sales of $6,404,733 for the two quarters ended June 27, 2003. The increase of $156,386 or 2% was attributed to an increase in orders through SSI .  Net sales for EHC for the two quarters ended June 25, 2004 were $5,299,496 compared to sales of $5,229,322 for the two quarters ended June 27, 2003.  SSI had sales of $1,261,623 for the two quarters ended June 25, 2004 compared to sales of  $975,515 for the two quarters ended June 27, 2003.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the two quarters ended June 25, 2004 of 44.3%, as compared to 39.7% experienced during the two quarters ended June 27, 2003.  This increase of 4.6%, can be attributed to more commercial, non-military product being manufactured in China.  EHC had a gross profit of 49.8% for the two quarters ended June 25, 2004 compared to 40.4% for the two quarters ended June 27, 2003.  SSI had a gross profit of 21.1% for the two quarters ended June 25, 2004 compared to 36.6% for the two quarters ended June 27, 2003.  Gross profit for SSI has decreased due to increased freight charges and reduced Value Added Tax (“VAT”) refunds.  VAT is a refund provided by the Chinese government for goods manufactured in China and exported out of China.

OPERATING EXPENSES

Selling and Shipping

Selling and shipping expenses for the two quarters ended June 25, 2004 were $722,702 as compared to $399,737 for the two quarters ended June 27, 2003.   The increase of $322,965 or 80.8% for the period is primarily attributable to an increase in staff, advertising and travel expenses.  EHC’s shipping and selling expenses for the two quarters ended June 25, 2004 were $478,084 compared to $301,188 for the two quarters ended June 27, 2003.  The increase was due to additional sales staff, increased sales commissions and an increase in advertising expenditures to support new product development.  SSI’s selling and shipping expenses for the two quarters ended June 25, 2004 were $177,975 compared to $95,500 for the two quarters ended June 27, 2003.  The increase was due to additional travel, consulting and advertising expenses.  ISSI’s selling and shipping expenses for the two quarters ended June 25, 2004 were $66,643 compared to $15,698 for the two quarters ended June 27, 2003.  The increase was due to increased consulting fees and public relations expenses.

General, and Administrative Expenses

General and administrative expenses for the two quarters ended June 25, 2004 were $1,587,423 as compared to $1,448,231 for the two quarters ended June 27, 2003.  The increase of $139,192 or 9.6% for the period is primarily attributable to an increase in staff and office expenses.  EHC’s general and administrative expenses for the two quarters ended June 25, 2004 were $777,936 compared to $798,008 for the two quarters ended June 27, 2003.  SSI’s general and administrative expenses for the two quarters ended June 25, 2004 were $577,293 compared to $529,354 for the two quarters ended June 27, 2003.  The increase was attributed to increased staff expenses and office expenses.  ISSI’s general and administrative expenses for the two quarters ended June 25, 2004 were $232,194 compared to $144,889 for the two quarters ended June 27, 2003.     The increase was due to an increase in salaries.

RESULTS OF OPERATIONS

For the quarter ended June 25, 2004 compared to the quarter ended June 27, 2003:

NET SALES

Net consolidated sales for the quarter ended June 25, 2004 were $3,486,129 compared to sales of $3,304,826 for the quarter ended June 27, 2003. The increase of $181,303 or 5.5% was attributed to an increase in orders through SSI.  Net sales for EHC for the quarter ended June 25, 2004 were $2,744,536 compared to sales of $2,767,030 for the quarter ended June 27, 2003.  SSI had sales of $741,593 for the quarter ended June 27, 2004 compared to sales of  $537,796 for the quarter ended June 27, 2003.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the quarter ended June 25, 2004 of 44.5%, as compared to 43.5% experienced during the quarter ended June 27, 2003.  This increase of 1.0% can be attributed to more commercial, non-military product being manufactured in China.  EHC had a gross profit of 50.2% for the quarter ended June 25, 2004 compared to 42.5% for the quarter ended June 27, 2003.  SSI had a gross profit of 23.2% for the quarter ended June 25, 2004 compared to 48.3% for the quarter ended June 27, 2003.  The decrease in gross profit is due to increased freight charges and a reduction of VAT tax refunds.

OPERATING EXPENSES

Selling and Shipping

Selling and shipping expenses for the quarter ended June 25, 2004 were $356,163 as compared to $203,969 for the quarter ended June 27, 2003.   The increase of $152,194 or 74.6% for the period is primarily attributable to an increase in staff, advertising and travel expenses.  EHC’s selling and shipping expenses for the quarter ended June 25, 2004 were $247,443 compared to $157,438 for the quarter ended June 27, 2003.  The increase was due to additional sales staff, increased sales commissions and an increase in advertising expenditures to support new product development.  SSI’s selling and shipping expenses for the quarter ended June 27, 2004 were $86,707 compared to $48,815 for the quarter ended June 27, 2003.  The increase was due to additional travel, consulting  and advertising expenses.

General, and Administrative Expenses

General and administrative expenses for the quarter ended June 25, 2004 were $793,610 as compared to $775,374 for the quarter ended June 27, 2003.  The increase of $18,236 or 2.4% for the period is primarily attributable to an increase in staff and office expenses.  EHC’s general and administrative expenses for the quarter ended June 25, 2004 were $385,677 compared to $388,877 for the quarter ended June 27, 2003.  SSI’s general and administrative expenses for the quarter ended June 25, 2004 were $287,366 compared to $300,478 for the quarter ended June 27, 2003.  The decrease was attributed to decreased staff expenses.  ISSI’s general and administrative expenses for the quarter ended June 25, 2004 were $120,567 compared to $86,019 for the quarter ended June 27, 2003.  The increase is due to an increase in salaries.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company’s primary source of liquidity has been cash flow generated internally from operations.  The Company’s cash increased to $877,195 on June 25, 2004 from $592,935 on December 26, 2003.

Cash flow provided by operating activities was $627,357 for the two quarters ended June 25, 2004 on net income of $557,843. The increase in accounts receivable is the result of increased sales to DSCP. The net increase in inventory results from a build up of government products offset by a reserve of approximately $72,000 for obsolete inventory. The increase in prepaid expenses and other current assets is a result of the additional deposits placed and costs associated with tooling and production orders in process that were not completed at June 25, 2004. Cash used in investing activities for the two quarters ended June 25, 2004 was $25,624, which consisted of cash used for the purchase of computer equipment.

Net cash used in financing activities for the two quarters ended June 25, 2004 was $317,473. Cash of $ 128,825 was used to make principal payments on loans payable and $17,759 was used to make capital lease repayments.  Additionally, the Company paid down approximately $171,000 on the line of credit.

On July 29, 2003, the Company closed on a Revolving Line of Credit (“the line”) with People’s Bank with a maximum amount of borrowing of up to $1,500,000.  Under the revolving line agreement the Company is required to meet certain financial covenants.  The line was due to mature on May 31, 2004 and bears annual interest at the Bank’s prime rate (4% at June 25, 2004) plus one percent (1%), payable monthly.  The lines availability will vary based on eligibility of accounts receivable and inventory.

On May 13, 2004, the Company signed a three month extension with People’s Bank to extend the line of credit which will now mature on August 31, 2004.  Management of the Company has indicated that the Bank has expressed interest in extending the line past August 31, 2004. There is no assurance that the line will be renewed.  The outstanding balance of the line at June 25, 2004 was $652,288, which has subsequently been reduced to $520,154 at July 30, 2004.

The Company had a contract with the Defense Supply Center Philadelphia (“DSCP”) to supply Federal Supply Class 5355 items to the U.S. government which expire on June 21, 2004.  Sales under the contract during 2003 were $7,388,304.  As of June 25, 2004, there was a backlog of over $1 million of orders placed under this contract that will continue to be delivered through September 18, 2004.

On May 28, 2004 the Company submitted a response to a Request For Proposal from DSCP that is designed to place all Federal Supply Class 5355 competitive items under one or more Indefinite Quantity Contracts.  This procurement is being solicited on the basis of being awarded only to small businesses.  Management analyzed the solicitation and believes that the Company is uniquely qualified to fulfill the requirements specified by DSCP.  A date for the reward of the new contract is unspecified.  The sales to DSCP approximated 58% of total Company’s sales in 2003 and approximated 50% and 54% for the quarter and two quarters ended June 25, 2004, respectively.  If the Company does not receive an award for the new contract, management anticipates offsetting the impact of the lost revenues with savings through a  reduction of overhead.  In addition, management expects to further increase its outsourcing to China, for products not sold to the U.S. government, which should significantly reduce the Company’s manufacturing costs of products.  On July 8, 2004, the Company received a new solicitation from DSCP which management is currently analyzing.  The Company will submit its response by DSCP’s due date of August 23, 2004.

Management has projected its net cash flows through June 24, 2005, estimating that as a result of the overhead and product cost reductions, expected new customers, potential repayment of the line of credit and potential loss of the government contract, the Company should have a positive cash balance as of June 24, 2005.  While there can be no assurances, management believes that its cash on hand and expected cash flows will provide adequate cash flow to fund the Company’s operations at least through June 24, 2005.

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

            NONE

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

            NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on May 24, 2004.  At the Annual Meeting, the Company’s stockholders voted to elect David Kassel, Andrew Franzone, Harry Goodman, David Hale, Richard Peters and Michael Rakusin to serve as directors of the Company until the 2005 Annual Meeting of Stockholders and their respective successors are duly elected and qualified.  There were 1,933,399 votes in favor of all nominees and no opposing votes.

ITEM 5. OTHER INFORMATION

Effective May 10, 2004, the Company renewed their collective bargaining agreement with Local 531 of the International Brotherhood of Teamsters, AFL-CIO, for an additional three year period.  The new agreement will expire on May 9, 2007.

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

Reports on 8-K:

            No reports were filed on Form 8K during the quarter ended June 25, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SMART SOURCING, INC.

August 4, 2004	/S/DAVID KASSEL

Date	David Kassel Chairman and Chief Executive Officer

August 4, 2004	/S/DAVID HALE

Date	David Hale Acting Chief Financial Officer