Form 10QSB
period 2004-09-24
INTERNATIONAL SMART SOURCING INC
filed 2004-11-05
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 24, 2004

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

As of November 4, 2004, the Registrant had 3,778,887 shares of its Common Stock, $0.001 par value, issued and outstanding.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

FORM 10-QSB

SEPTEMBER 24, 2004

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
SEPTEMBER 24, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$876,551
Accounts receivable - net of allowance for doubtful accounts of $12,536	1,394,202
Inventories, net	1,797,241
Prepaid expenses and other current assets	229,682

TOTAL CURRENT ASSETS	4,297,676
Property and equipment - net	275,284

TOTAL ASSETS	$4,572,960

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$932,587
Deferred revenue	130,303
Line of credit	904,155
Current portion of long tem debt (including $86,053 to officer/shareholders)	116,442
Current portion capital lease obligations	19,890

TOTAL CURRENT LIABILITIES	2,103,377
Long term debt (including $81,595 to officer/shareholders) - less current portion	128,443
Capital leases obligations - less current portion	10,504

TOTAL LIABILITIES	2,242,324

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	—
Common Stock, $0.001 par value, 10,000,000 shares authorized, 3,778,887 issued and outstanding	3,778
Additional paid-in capital	8,239,646
Accumulated deficit	(5,912,788)

TOTAL SHAREHOLDERS’ EQUITY	2,330,636

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,572,960

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended		Three Quarters Ended

	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003

NET SALES	$2,975,396	$2,935,867	$9,536,515	$9,340,600
COST OF GOODS SOLD	1,862,226	1,667,592	5,516,265	5,529,052

GROSS PROFIT	1,113,170	1,268,275	4,020,250	3,811,548

OPERATING EXPENSES
Selling and shipping	319,709	274,332	1,042,411	674,069
General and administrative	769,335	802,534	2,356,758	2,250,765

TOTAL OPERATING EXPENSES	1,089,044	1,076,866	3,399,169	2,924,834

INCOME FROM OPERATIONS	24,126	191,409	621,081	886,714
Interest and other income	2,834	22,388	46,918	33,563
Gain on extinguishment of debt	—	100,000	—	100,000
Interest and other expenses	(35,755)	(60,323)	(118,951)	(134,591)

NET (LOSS) INCOME	$(8,795)	$253,474	$549,048	$885,686

Income per share of common stock:
BASIC:
Net (loss) income per share	$0.00	$0.07	$0.15	$0.23

Weighted average number of shares of common stock outstanding	3,778,887	3,777,384	3,778,540	3,777,384

DILUTED:
Net (loss) income per share	$0.00	$0.06	$0.14	$0.22

Weighted average number of shares of common stock and common stock equivalents outstanding	3,778,887	3,971,110	4,020,870	3,967,331

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Quarters Ended

	September 24, 2004	September 26, 2003

Cash flows from operating activities:
Net income	$549,048	$885,686

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	117,294	136,044
Amortization	7,304	7,433
Inventory reserve	72,000	108,000
Non-cash expenses related to issuance of stock to consultants	7,500	—
Other than temporary decline in available for sale security	16,828	—
Gain on extinguishment of debt	—	(100,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(117,518)	(25,606)
Inventories	(299,420)	(332,187)
Prepaid expenses and other current assets	45,162	44,589
Accounts payable and accrued expenses	(70,755)	(229,262)
Deferred revenue	66,198	14,842

Total adjustments	(155,407)	(376,147)

Net cash provided by operating activities	393,641	509,539

Cash flows used in investing activities:
Expenditures for property and equipment	(30,305)	(35,338)

Cash flows from financing activities:
Capital lease repayments	(24,603)	(31,000)
Pay down of old line of credit	—	(902,773)
Initial draw down of new line of credit	—	902,773
Net proceeds from (repayments of) line of credit	80,978	(307,076)
Principal repayments of loans	(136,095)	(142,661)

Net cash used in financing activities	(79,720)	(480,737)

Net increase (decrease) in cash and cash equivalents	283,616	(6,536)
Cash and cash equivalents - beginning of period	592,935	456,727

Cash and cash equivalents - end of period	$876,551	$450,191

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 24, 2004

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

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 24, 2004 and the results of operations and cash flows for the periods shown have been included.

The results of operations for the period ended September 24, 2004, are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

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

The Company has a $1,500,000 revolving line of credit which was due to expire on May 31, 2004.  On October 29, 2004, People’s Bank extended the Company’s line of credit until November 30, 2004, with no changes in the existing terms and conditions.  The Company is currently negotiating the terms of a one year extension to November 30, 2005.  There is no assurance that the line will be renewed.  Management believes that the Company has adequate cash and cash equivalents to pay off the line should the Bank decide not to renew.  The line’s outstanding balance is $904,155 as of September 24, 2004 which subsequently has been reduced to $871,152 at October 25, 2004.

The Company had a contract with the Defense Supply Center Philadelphia (“DSCP”) to supply Federal Supply Class 5355 items to the U.S. government which expired on June 21, 2004.  Sales under the contract during 2003 were $7,388,304.

On May 28, 2004 the Company submitted a response to a Request For Proposal from DSCP that is designed to place over 600 Federal Supply Class 5355 competitive items under one or more Indefinite Quantity Contracts.  On September 29, 2004, the Company was informed that it had been awarded contracts for 16 of these items.  The government estimates the value of these contracts at $132,715 per year.  On September 10, 2004, the Company submitted a response to a second Request For Proposal that is designed to place over 200 items under one or more contracts.  A date for the reward of the second contract is unspecified.  The Company has been informed that a third Request For Proposal to place additional items under contract is now in draft form and will be released at a later date.

Management has projected its net cash flows through September 30, 2005, estimating that as a result of the overhead and product cost reductions, expected new customers, potential repayment of the line of credit and potential loss of all additional government orders, the Company should have a positive cash balance as of September 30, 2005.  While there can be no assurances, management believes that its cash on hand and expected cash flows will provide adequate cash flow to fund the Company’s operations at least through September 30, 2005.

3.	SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year
The Company maintains its books on a 52/53 week fiscal year ending on the last Friday of the month.

The three quarters ended September 24, 2004 represents the period from December 27, 2003 to September 24, 2004.  The quarter ended September 24, 2004 represents the period from June 26, 2004 to September 24, 2004.  The three quarters ended September 26, 2003 represents the period from December 28, 2002 to September 26, 2003.  The quarter ended September 26, 2003 represents the period from June 28, 2003 to September 26, 2003.

Recent Accounting Pronouncements

In January 2003, as revised in December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. The Company has adopted FIN No. 46 and its adoption did not have a material effect on its consolidated financial position, results of operations or cash flows.

STOCK BASED COMPENSATION

As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25. All options granted have an exercise price equal to or above the market value of the underlying common stock on the date of the grant.  During the three quarters ended September 24, 2004, the Company granted 1,503 shares of the Company’s common stock to a consultant and recorded stock based compensation of $7,500 which is reflected in operations.

The following table illustrates the effect on net income and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Quarters Ended

	September 24, 2004	September 26, 2003

Net income as reported	$549,048	$885,686
Less: total stock-based employee compensation expense determined under fair value method, net of related tax effects	246,056	285,080

Pro Forma net income	$302,992	$600,606

Net income per share:
Basic net income per share as reported	$0.15	$0.23
Pro forma basic net income per share	$0.08	$0.16
Diluted net income per share as reported	$0.14	$0.22
Pro forma diluted net income per share	$0.08	$0.15

	Quarter Ended

	September 24, 2004	September 26, 2003

Net (loss) income as reported	$(8,795)	$253,474
Less: total stock-based employee compensation expense determined under fair value method, net of related tax effects	65,132	95,925

Pro Forma net (loss)income	$(73,927)	$157,549

Net (loss) income per share:
Basic net income per share as reported	$0.00	$0.07
Pro forma basic net (loss)income per share	$(0.02)	$0.04
Diluted net income per share as reported	$0.00	$0.06
Pro forma diluted net (loss) income per share	$(0.02)	$0.04

4.	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

During the three quarters ended September 24, 2004 and September 26, 2003, the United States Government accounted for approximately 46% and 59%, respectively, of the Company’s net sales.  During the quarters ended September 24, 2004 and September 26, 2003, the United States Government accounted for approximately 29% and 61% of the Company’s net sales, respectively.  The United States government accounted for approximately 17% of the Company’s outstanding accounts receivable as of September 24, 2004.

5.	INVENTORIES

Inventories, net, consist of the following at September 24, 2004:

Raw Materials	$289,046
Work in Process	88,155
Finished Goods	1,492,040

1,869,241
Less: reserve for obsolescence	(72,000)

$1,797,241

6.	SELLING AND SHIPPING

The Company classifies shipping and handling costs as a component of selling and shipping expenses. Shipping and handling costs were $453,112 and $353,708 for the three quarters ended September 24, 2004 and September 26, 2003, respectively.  Shipping and handling costs were $161,294 and $103,956 for the quarters ended September 24, 2004 and September 26, 2003, respectively.

7.	RELATED PARTY SALES

Sales during the three quarters ended September 24, 2004 and September 26, 2003 included $407,470 and $146,199, respectively, to another company owned by three officers/shareholders of the Company.  Gross profit on such sales was $46,421 and $25,786, respectively.  Sales during the quarters ended September 24, 2004 and September 26, 2003 included $192,823 and $54,000, respectively, to another company owned by three officers/shareholders of the Company.  Gross profit on such sales was $15,223 and $855, respectively. Accounts receivable from the related company was $138,842 at September 24, 2004.

The Company leases its premises in Farmingdale, N.Y. from another company owned by two of the officers/shareholders of the Company.  Rent expense for the three quarters ended September 24, 2004 and September 26, 2003 was $145,764 and $136,764, respectively.  Rent expense for the quarters ended September 24, 2004 and September 26, 2003 was $48,588 and $45,588, respectively.

8.	LINE OF CREDIT

On July 29, 2003, the Company closed on a $1,500,000 Revolving Line of Credit (“the line”) with People’s Bank.  Under the line, the Company is required to meet certain financial covenants.  The line was due to mature on May 31, 2004 and interest was payable at the Bank’s prime (4.75% at September 24, 2004) rate plus one percent (1%), payable monthly.  On October 29, 2004, People’s Bank extended the Company’s line of credit until November 30, 2004, with no changes in the existing terms and conditions.  The Company is currently negotiating the terms of a one year extension until November 30, 2005.  The line’s availability varies based on the eligibility of accounts receivable and inventory.  The loan is secured by substantially all assets of the Company and $750,000 which is unconditionally guaranteed by three officers/shareholders, each limited to $250,000.  The outstanding balance of the line at September 24, 2004 was $904,155, which has subsequently been reduced to $871,152 at October 25, 2004.

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

The Company views its operations as principally two segments: the manufacturing and distribution of injection molded plastic components and the outsourcing of manufacturing of plastic, metal and electrical components and their assemblies.  The segments share a common workforce and office headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment.  Information with respect to foreign operations is not material.  The Company’s segment information for the three quarters and quarters ended September 24, 2004 and September 26, 2003, is as follows:

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Three Quarters ended September 24, 2004
Net Sales	$7,338,139	$2,198,376	$—	$9,536,515
Cost of Goods Sold	3,779,599	1,736,666	—	5,516,265

Gross Profit	$3,558,540	$461,710	$—	$4,020,250

Gross Profit%	48.5%	21.0%	—	42.2%

Segment Net Income (Loss)	$1,446,089	$(500,145)	$(396,896)	$549,048

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Three Quarters ended September 26, 2003
Net Sales	$7,648,348	$1,692,252	$—	$9,340,600
Cost of Goods Sold	4,473,415	1,055,637	—	5,529,052

Gross Profit	$3,174,933	$636,615	$—	$3,811,548

Gross Profit%	41.5%	37.6%	—	40.8%

Segment Net Income (Loss)	$1,490,842	$(440,340)	$(164,816)	$885,686

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Quarter ended September 24, 2004
Net Sales	$2,038,643	$936,753	$—	$2,975,396
Cost of Goods Sold	1,121,262	740,964	—	1,862,226

Gross Profit	$917,381	$195,789	$—	$1,113,170

Gross Profit%	45.0%	21.0%	—	37.4%

Segment Net Income (Loss)	$221,793	$(98,182)	$(141,201)	$(8,795)

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Quarter ended September 26, 2003
Net Sales	$2,419,026	$516,841	$—	$2,935,867
Cost of Goods Sold	1,357,601	309,991	—	1,667,592

Gross Profit	$1,061,425	$206,850	$—	$1,268,275

Gross Profit%	43.9%	40.0%	—	43.2%

Segment Net Income (Loss)	$565,894	$(218,768)	$(93,652)	$253,474

10.	INCOME TAXES

The Company has a net operating loss carryforward for tax purposes totaling approximately $5,209,000 at September 24, 2004 expiring between the years 2011 through 2023.  Tax benefits from the utilization of net operating loss carryforwards will be recorded at such time and to such extent, that based on available evidence, they are expected to be realized. As such, the resulting estimated deferred tax assets of approximately $2,112,000 as of September 24, 2004, have been offset by a corresponding valuation allowance.  The Company utilized approximately $590,000 of its net operating loss during the three quarters ended September 24, 2004.

11.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the same period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which would then share in the earnings of the Company.  For the three quarters ended September 24, 2004, the Company had approximately 48,500 stock options and 1,721,859 warrants that were not included in the dilutive earnings per share calculation because the exercise price of these items were greater than the average market price of the common stock for the period.  For the three quarters ended September 26, 2003, the Company had approximately 376,833 stock options and 8,333 warrants, respectively, that were not included in the dilutive earnings per share calculation because the exercise price of these items were greater than the average market price of the common stock for the period.  For the quarter ended September 24, 2004, the Company had approximately 484,000 stock options, and 1,765,834 warrants that were not included in the dilutive earnings per share calculation because the inclusion of these items would be anti-dilutive to the calculation.  For the quarter ended September 26, 2003, the Company had approximately 403,500 stock options and 1,643,525 warrants that were not included in the dilutive earnings per share calculation because the exercise price of these items were greater than the average market price of the common stock for the period.

The following table sets forth the components used in the computation of basic and diluted earnings (loss) per share:

	Three Quarters Ended

	September 24, 2004	September 26, 2003

Numerator:
Net income	$549,048	$885,686

Denominator:
Weighted average shares	3,778,540	3,777,384

Effect of dilutive securities:
Employee stock options	221,600	178,765
Stock warrants	20,730	11,182

	242,330	189,947

Denominator for diluted earnings per share-adjusted weighted average shares after assumed conversions	4,020,870	3,967,331

	Quarter Ended

	September 24, 2004	September 26, 2003

Numerator:
Net (loss) income	$(8,795)	$253,474

Denominator:
Weighted average shares	3,778,887	3,777,384

Effect of dilutive securities:
Employee stock options	—	182,216
Stock warrants	—	11,510

	—	193,726

Denominator for diluted earnings per share-adjusted weighted average shares after assumed conversions	3,778,887	3,971,110

12.	SUBSEQUENT EVENTS

On October 15, 2004, the Board of Director’s of the Company approved a stock split of the Company’s common stock.  The split will be accomplished by the distribution of a stock dividend of 4 shares of common stock for every 1 share of common stock.  The dividend will de distributed to shareholders of record on December 1, 2004 and will be payable on December 10, 2004, subject to certain shareholder action, regulatory and corporate filing requirements.  In addition, the Board of Directors  approved the amendment to the Articles of Incorporation which increased the number of authorized shares of common stock from 10,000,000 to 100,000,000.

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

RESULTS OF OPERATIONS

For the three quarters ended September 24, 2004 compared to the three quarters ended September 26, 2003:

NET SALES

Net sales for the three quarters ended September 24, 2004 were $9,536,515 compared to sales of $9,340,600 for the three quarters ended September 26, 2003. The increase of $195,915 or 2% was attributed to an increase in orders through SSI.  Net sales for EHC for the three quarters ended September 24, 2004 were $7,338,139 compared to sales of $7,648,348 for the three quarters ended September 26, 2003.  The decrease in sales for EHC is due the loss of the contract with the Government, minimal new sales to the government were recorded after the contract expired.  SSI had sales of $2,198,376 for the three quarters ended September 24, 2004 compared to sales of $1,692,252 for the three quarters ended September 26, 2003.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the three quarters ended September 24, 2004 of 42.2%, as compared to 40.8% experienced during the three quarters ended September 26, 2003.  This increase of 1.4%, can be attributed to more commercial, non-military product being manufactured in China.  Overall gross profit also includes the reversal to sales of the remaining estimated liability of $144,000, (which accounted for 1.5% of gross profit), for potential refunds on one of the Company’s EHC contracts. Management had determined that the Company’s liability with respect to such potential refunds has been satisfied. EHC had a gross profit of 48.5% for the three quarters ended September 24, 2004 compared to 41.5% for the three quarters ended September 26, 2003.

This increase can be attributed to more products being manufactured in China.  SSI had a gross profit of 21.0% for the three quarters ended September 24, 2004 compared to 37.6% for the three quarters ended September 26, 2003.  Gross profit for SSI has decreased due to increased freight charges and reduced Value Added Tax (“VAT”) refunds.  VAT is a refund provided by the Chinese government for goods manufactured in China and exported out of China.

OPERATING EXPENSES

Selling and Shipping

Selling and shipping expenses for the three quarters ended September 24, 2004 were $1,042,411 as compared to $674,069 for the three quarters ended September 26, 2003.   The increase of $368,342 or 54.6% for the period is primarily attributable to an increase in staff, advertising and travel expenses.  EHC’s shipping and selling expenses for the three quarters ended September 24, 2004 were $699,511 compared to $473,271 for the three quarters ended September 26, 2003.  The increase was due to additional sales staff, increased sales commissions and an increase in advertising expenditures to support new product development.  SSI’s selling and shipping expenses for the three quarters ended September 24, 2004 were $266,358 compared to $169,348 for the three quarters ended September 26, 2003.  The increase was due to additional travel, consulting and advertising expenses.  ISSI’s selling and shipping expenses for the three quarters ended September 24, 2004 were $76,542 compared to $44,369 for the three quarters ended September 26, 2003.  The increase was due to increased travel expenses and public relations expenses.

General, and Administrative Expenses

General and administrative expenses for the three quarters ended September 24, 2004 were $2,356,758 as compared to $2,250,765 for the three quarters ended September 26, 2003.  The increase of $105,993 or 4.7% for the period is primarily attributable to an increase in consulting fees and office expenses.  EHC’s general and administrative expenses for the three quarters ended September 24, 2004 were $1,123,292 compared to $1,121,347 for the three quarters ended September 26, 2003.  SSI’s general and administrative expenses for the three quarters ended September 24, 2004 were $828,757 compared to $875,829 for the three quarters ended September 26, 2003.  The decrease was attributed to decreased staff expenses.  ISSI’s general and administrative expenses for the three quarters ended September 24, 2004 were $405,070 compared to $253,589 for the three quarters ended September 26, 2003.     The increase was due to an increase in salaries and professional fees necessary to maintain Sarbanes-Oxley compliance.

RESULTS OF OPERATIONS

For the quarter ended September 24, 2004 compared to the quarter ended September 26, 2003:

NET SALES

Net sales for the quarter ended September 24, 2004 were $2,975,396 compared to sales of $2,935,867 for the quarter ended September 26, 2003. The increase of $39,529 or 1.3% was attributed to an increase in orders through SSI.  Net sales for EHC for the quarter ended September 24, 2004 were $2,038,643 compared to sales of $2,419,026 for the quarter ended September 26, 2003.  The decrease in sales for EHC is due to the loss of the contract with the Government, minimal new sales to the government were recorded after the contract expired.  SSI had sales of $936,753 for the quarter ended September 24, 2004 compared to sales of $516,841 for the quarter ended September 26, 2003.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the quarter ended September 24, 2004 of 37.4%, as compared to 43.2% experienced during the quarter ended September 26, 2003.  This decrease of 5.8% can be attributed to increased freight charges and a reduction of VAT tax refunds.  Overall gross profit also includes the reversal to sales of the remaining estimated liability of $144,000, (which accounted for 4.8% of gross profit), for potential refunds on one of the Company’s EHC contracts. Management had determined that the Company’s liability with respect to such potential refunds has been satisfied. EHC had a gross profit of 45.0% for the quarter ended September 24, 2004 compared to 43.9% for the quarter ended September 26, 2003.  This increase can be attributed to more products being manufactured in China.  SSI had a gross profit of 21.0% for the quarter ended September 24, 2004 compared to 40.0% for the quarter ended September 26, 2003.  The decrease in gross profit is due to increased freight charges and a reduction of VAT tax refunds.

OPERATING EXPENSES

Selling and Shipping

Selling and shipping expenses for the quarter ended September 24, 2004 were $319,709 as compared to $274,332 for the quarter ended September 26, 2003.   The increase of $45,377 or 16.5% for the period is primarily attributable to an increase in staff, advertising and travel expenses.  EHC’s selling and shipping expenses for the quarter ended September 24, 2004 were $221,427 compared to $172,083 for the quarter ended September 26, 2003.  The increase was due to additional sales staff, increased sales commissions and an increase in advertising expenditures to support new product development.  SSI’s selling and shipping expenses for the quarter ended September 24, 2004 were $88,383 compared to $73,848 for the quarter ended September 26, 2003.  The increase was due to additional travel, consulting and advertising expenses.

General, and Administrative Expenses

General and administrative expenses for the quarter ended September 24, 2004 were $769,335 as compared to $802,534 for the quarter ended September 26, 2003.  The decrease of $33,199 or 4.1% for the period is primarily attributable to a decrease in consulting fees.  EHC’s general and administrative expenses for the quarter ended September 24, 2004 were $345,356 compared to $369,852 for the quarter ended September 24, 2003.  SSI’s general and administrative expenses for the quarter ended September 26, 2004 were $250,464 compared to $323,982 for the quarter ended September 26, 2003.  The decrease was attributed to decreased staff expenses.  ISSI’s general and administrative expenses for the quarter ended September 24, 2004 were $173,015 compared to $108,700 for the quarter ended September 26, 2003.  The increase is due to an increase in salaries and professional fees necessary to maintain Sarbanes-Oxley compliance.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company’s primary source of liquidity has been cash flows generated internally from operations and its line of credit.  The Company’s cash increased to $876,551 on September 24, 2004 from $592,935 on December 26, 2003.

Cash flows provided by operating activities were $393,641 for the three quarters ended September 24, 2004 which included net income of $549,048.The increase in accounts receivable is the result of increased sales to SSI customers. The net increase in inventory results from increased bookings from SSI resulting in additional boats on the water offset by a reserve of approximately $72,000 for obsolete inventory. The decrease in prepaid expenses and other current assets is a result of prepaid insurance policies being expensed over the three months ended September 24, 2004. Cash used in investing activities for the three quarters ended September 24, 2004 was $30,305, which consisted of cash used for the purchase of computer equipment.

Net cash used in financing activities for the three quarters ended September 24, 2004 was $79,720. Cash of $ 136,095 was used to make principal payments on loans payable and $24,603 was used to make capital lease repayments.  Additionally, the Company received approximately $81,000 from the line of credit.

On July 29, 2003, the Company closed on a Revolving Line of Credit (“the line”) with People’s Bank with a maximum amount of borrowing of up to $1,500,000.  Under the revolving line agreement the Company is required to meet certain financial covenants.  The line was due to mature on May 31, 2004 and bears annual interest at the Bank’s prime rate (4.75% at September 24, 2004) plus one percent (1%), payable monthly.  The lines availability will vary based on eligibility of accounts receivable and inventory.

On October 29, 2004, People’s Bank extended the Company’s line of credit until November 30, 2004, with no changes in the existing terms and conditions.  The Company is currently negotiating the terms of a one year extension until November 30, 2005.  The line of credit has been extended until November 30, 2004. There is no assurance that the line will be renewed.  The outstanding balance of the line at September 24, 2004 was $904,155, which has subsequently been reduced to $871,152 at October 25, 2004.

The Company had a contract with the Defense Supply Center Philadelphia (“DSCP”) to supply Federal Supply Class 5355 items to the U.S. government which expire on June 21, 2004.  Sales under the contract during 2003 were $7,388,304.

On May 28, 2004 the Company submitted a response to a Request For Proposal from DSCP that is designed to place over 600 Federal Supply Class 5355 competitive items under one or more Indefinite Quantity Contracts.  On September 29, 2004, the Company was informed that it had been awarded contracts for 16 of these items.  The government estimates the value of these contracts at $132,715 per year.  On September 10, 2004, the Company submitted a response to a second Request For Proposal that is designed to place over 200 items under one or more contracts.  A date for the reward of the second contract is unspecified.    The Company has been informed that a third Request For Proposal to place additional items under contract is now in draft and will be released at a later date.

Management has projected its net cash flows through September 30, 2005, estimating that as a result of the overhead and product cost reductions, expected new customers, potential repayment of the line of credit and potential loss of government orders, the Company should have a positive cash balance as of September 30, 2005.  While there can be no assurances, management believes that its cash on hand and expected cash flows will provide adequate cash flow to fund the Company’s operations at least through September 30, 2005.

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

PART II		OTHER INFORMATION

ITEM 1.		LEGAL PROCEEDINGS

NONE

ITEM 2.		CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.		DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.		OTHER INFORMATION
NONE

ITEM 6.		EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

	31.1	Rule 13a – 14(a)/15d – 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

	31.2	Rule 13a – 14(a)/15d – 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

	32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Reports on 8-K:

During the quarter ended September 24, 2004, the Company filed a Form 8K on June 28, 2004 under Item 5 regarding its response to a Request for Proposal from the DSCP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SMART SOURCING, INC.

November 4, 2004	/S/DAVID KASSEL

Date	David Kassel
Chairman and Chief Executive Officer

November 4, 2004	/S/DAVID HALE

Date	David Hale
Acting Chief Financial Officer