Form 10KSB
period 2004-12-31
INTERNATIONAL SMART SOURCING INC
filed 2005-03-30
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2004

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
Common Stock Purchase Warrants

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  NO   ☐

The issuer’s net sales for the most recent fiscal year were $11,499,725.
The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 25, 2005 was approximately $10,203,000.  As of March 25, 2005, the Registrant had 18,894,435 shares of its Common Stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be issued in connection with the 2005 annual meeting of shareholders are incorporated by reference into Part III.

Part I

Item 1. Description of Business

The Company

International Smart Sourcing, Inc. was organized as a holding company for its three wholly owned subsidiaries (collectively, “ISS” or the “Company”):

•	Electronic Hardware Corp. (“EHC”)

•	Smart Sourcing, Inc. (formerly, International Plastic Technologies Inc.) (“SSI”), and

•	Compact Disc Packaging Corp. (“CDP”).

The Company was originally established in 1970 as EHC, a New York corporation.  The Company was reorganized in 1998 as a Delaware holding company for its two wholly owned subsidiaries, EHC and CDP. As part of the Reorganization, the shareholders of each of the subsidiaries exchanged the following percentage ownership in the respective subsidiaries for the percentage of shares of the Company: David Kassel exchanged 33% of EHC and 90% of CDP for 46.3% of the Company; Andrew Franzone exchanged 33% of EHC for 25.7%of the Company; Harry Goodman exchanged 33% of EHC for 25.7%of the Company; and David Cowan exchanged 10% of CDP for 2.3% of the Company. On May 7, 1999, SSI, a Delaware Corporation, was formed.

We maintain our principal executive offices at 320 Broad Hollow Road, Farmingdale, New York 11735. Our telephone number is (631) 293-0750 and our Internet address is http://www.smart-sourcing.com.

Electronic Hardware Corporation (EHC)

Our EHC subsidiary, which comprises our distribution and manufacturing segment, has over 30 years of experience in the design, marketing and manufacture of control knobs used in industrial, consumer and military products. We also offer secondary operations on our molded products: services such as hand painting, pad printing, hot stamping and engraving are provided at a customer’s request. EHC manufactures, distributes and warehouses, knobs, dials and pointers.  EHC generated revenue of $8,201,112 for the year ended December 31, 2004.

EHC meets a full range of its customers’ needs by maintaining early and total involvement, from the design and development to the ultimate manufacture and packaging of the product. When a custom-made product is initially requested, experienced EHC application engineers assist the customer during the concept design stage, which we consider critical to the success of the manufacturing process. During this stage, EHC application engineers draw upon our experience, expertise and technological innovation to assist customers in reducing costs, meeting accelerated market schedules, and ensuring high quality workmanship.

Since January 2001, our Farmingdale, New York facility has been certified for the International Quality Standard by the International Organization for Standardization (“ISO”) 9002.  In 2003, we became certified to the latest version of ISO 9001:2000.  ISO 9001:2000 requires us to meet certain stringent requirements to ensure that the facility’s distribution and supply network, manufacturing processes, equipment, and associated quality control systems will satisfy our customer’s requirements. As an ISO 9001:2000 certified supplier, we provide services such as Engineering, Prototyping, Manufacturing, Procurement, Distribution and Kitting to our customers. In addition, EHC must constantly measure and demonstrate improvement in customer satisfaction.  We believe that maintaining our certification will benefit EHC in distribution of control knobs and plastic components and will expand our market, both nationally and internationally.

The Company intends to expand its business by increasing its penetration into backlit knobs that are utilized in the Aerospace industry.  We are also developing a new product line of clamp knobs used in high volume industrial applications.  These two efforts are expected to increase our commercial sales.

Smart Sourcing, Inc. (SSI)

At SSI, which comprises our outsourcing segment, we specialize in assisting companies in reducing their cost of manufacturing by outsourcing manufacturing to China. SSI’s product specialization includes:

•	tooling

•	injection molding and secondary operations

•	castings

•	mechanical assemblies

•	metal stampings

•	electronic manufacturing services

Through our offices in the United States and China, SSI has put in place the system necessary to simplify the transition of moving work to China.  The office in Shanghai is staffed with twenty-two engineering, quality, production control and administrative personnel who provide:

•	source selection

•	project management

•	engineering coordination

•	quality assurance

•	logistics

SSI generated revenue of $3,298,613 for the year ended December 31, 2004, a 40.3% increase over 2003.  SSI intends to expand its business through a comprehensive marketing program.

There are over fifty manufacturers in China presently providing products for our customers.  We believe that our service provides our customers with significant competitive advantages. Savings for customers range from fifteen percent to as much as fifty percent. The more labor intensive the product, the more savings are realized. Additionally, due to the low cost of tooling, the customer’s return on investment is improved and capital costs are reduced.

Compact Disc Packaging Corp. (CDP)

Our CDP subsidiary is currently inactive.  It did not generate any revenue for the year ended December 31, 2004. Its business was the manufacturing, marketing and sale of a compact disc packaging system.

Growth Strategy

Our SSI subsidiary is expanding its operations by increasing its marketing program, growing the sales force through the addition of direct salespeople and representatives in the United States and forming additional business partnerships.  The Company has developed the infrastructure necessary to assist companies in outsourcing to China and has established an office in Shanghai, China that has engineering, quality, production control and administrative personnel in place to assist in the manufacturing of our customers’ products.  Our China office utilizes an intensive vendor selection process before placing purchase orders with factories; presently we have relationships with over fifty factories which manufacture products for our customers.

Manufacturers in the USA are faced with the challenges associated with globalization. Based on our experience to date, we are able to reduce the cost of customer’s manufactured products, improve their return on investment and lower their overhead. We believe that outsourcing provides customers with a competitive advantage. However, there can be no assurance that we will be able to consummate, maintain or establish additional sales relationships necessary to achieve our growth strategy.

Our EHC subsidiary is growing commercial sales through the expansion of its product line by adding clamp knobs and by focusing marketing efforts on the sale of backlit knobs.  Additionally, EHC is growing military sales by marketing directly to the end user and by listing its military inventory on several defense specific websites.

Products

Control Knobs and Assemblies

Our EHC subsidiary manufactures and distributes a full line of instrument control knobs, pointers, dials and similar devices for consumer, industrial and military electronics equipment. EHC’s knobs are used for precise setting of on/off switches and volume controls and critical setting of instrumentation switches. EHC manufactures many of the knobs to order based on the customers’ exacting specifications. Customers of EHC order the knobs by specifying particular descriptions and features, including the shaft diameter, outer diameter, overall size, height, color, illumination, dials and markings, such as lines, dots or numbers. EHC also has a standard product line of consumer, industrial and military knobs available for sale through catalogs, website, and distributors.

EHC has moved the manufacture of commercial products to China in order to improve profits.

Overall, the number of different types of knobs EHC has manufactured in its history is in excess of ten thousand. Some knobs are manufactured with mechanical devices built into the knob. For example, one of the Company’s locking knobs turns freely and sets upon depression, resisting shock, vibration, or accidental movement. A clutch knob is one that continues to turn even after the device has reached a pre-set limit so that the pressure of the turning knob does not damage the equipment. Most knobs are resin-based and injection molded. Some knobs are painted and some are delivered “as molded.” Certain knobs are made with aluminum inlays, caps, dials, or skirts and may have fittings of screws, bushings, springs, or set screws.

Outsourcing

Our outsourcing operations produce products directly for the customers of the Company.  All products are special ordered by customers specifications and are not produced for the Company’s own inventory.

We provide a full range of outsourcing services including source selection, price negotiation, quality assurance and transportation. In most cases we charge our customer an agreed upon price for the order. We include in the price the cost of our services and our profit. Sometimes we act as a consultant. Our customer pays the direct costs of the order and an agreed upon fee to us. We assume title of the manufactured goods while in transit from China and these goods are insured while in transit.

Examples of products we make include a die-cast housing for vibratory lab mixers, hinge support for smoke dampening units used in fire safety equipment, clips to hold socks together, filler neck caps for trucking industry fuel tanks and a portable power supply.

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

Outsourcing

We believe that the market of offshore manufacturing sources is highly fragmented and that no one participant or small number of participants dominates the market.  We consider all manufacturers, both domestic and foreign, generally to be our competition.  The principal direct competition experienced by us is from factories in China and manufacturers, representatives and brokers acting on behalf of those factories.  We believe that our competitive strengths are the full spectrum of services we offer, the knowledge and experience of our U.S. and Chinese engineering and administrative staffs, their experience working together across two cultures/languages and the network of over fifty qualified factories in China from whom we have been purchasing.

Suppliers and Raw Materials

EHC’s principal raw materials consist of Lexan (polycarbonate), nylon and ABS (acrylonitrile-butadine-styrene). Such materials are generally available commodities sold to the injection molding industry by a variety of suppliers.

Our SSI subsidiary is currently purchasing manufactured products in China. In such projects, the manufacturers in China will arrange for all raw materials from local suppliers. While we believe that there will be no shortage of such materials overseas and that prices will remain comparatively low, there can be no assurance that shortages will not occur. In addition, the Company is subject to the risk of political or economic dislocation in China, which could affect the availability or cost of raw materials.

Only one vendor accounts for more than 10% of our purchases, Changzhou Tianning Foreign Trade Co., Ltd., which provides import/export services for both EHC and SSI.  However, the loss of the Company’s business relationship with a principal supplier could have a material adverse effect on the Company.  While a shortage of a particular supplier’s raw materials would not materially affect the Company, a general shortage of raw materials could adversely affect the Company. The Company has never experienced a shortage in raw materials and does not anticipate any shortages to occur in the reasonably foreseeable future; however, there can be no assurance that there will not be a shortage of raw materials in the future.

Distribution Methods

EHC sells its products to industrial customers either directly or through major distributors. EHC never sells directly to retail consumers. Approximately 33% of EHC’s products are principally sold through the following distributors: Newark Electronics, Allied Electronics, Inc., Bisco Industries, Inc., Hardware Specialty, Anixter Pentacon, Inc. and Peerless Electronics, Inc.   EHC does not have any written or oral agreements with such distributors.

Patents, Trademarks, Licenses and Royalty Rights

On June 16, 1998, EHC was issued Patent No. 5,765,449, which expires on June 16, 2015.  On January 26, 1999, EHC was issued Patent No. 5,862,715, which expires on January 26, 2016.

The Company may apply for additional patents relating to other aspects of its production.  There can be no assurance as to the degree of protection that existing or future patents may afford the Company, if any, or that competitors will not develop similar or superior methods or products outside the protection of any patent issued to the Company.

Employees

As of December 31, 2004, we had a total of 36 employees based domestically, 4 of these employees work on a part-time basis, 25 employees work in sales and administration, while 7 employees are factory workers.  The Shanghai China office had a total of 22 employees in engineering, quality control and administrative support.

We believe we have a satisfactory relationship with our unionized labor and have never experienced a work stoppage. The current collective bargaining agreement with Local 531 of the International Brotherhood of Teamsters, AFL-CIO, was renewed effective May 10, 2004 for a period of three years expiring May 9, 2007.  10 factory employees are represented by the collective bargaining agreement.  Union employees are covered by the Sick & Welfare Fund, Local 531, to which the Company contributes a specified amount each year.

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

Segment Information

Segment information is set forth in Note 20 to the Consolidated Financial Statements referred to in the “Financial Statements and Supplementary Data” section hereof and incorporated herein by reference.

Item 2. Description of Property

We operate from an approximate 20,000 square foot facility located in Farmingdale, New York. The facility is owned and operated by K&G Realty Associates, a partnership owned by David L. Kassel, our Chairman, and Harry Goodman, our Vice President. Our lease, currently under a 10-year extension, expires in December 2005. The current annual rent is approximately $194,000 per year, and provides for annual adjustments equal to the greater of the increase in the Consumer Price Index or 5%. Pursuant to a rider to the lease agreement dated as of March 1, 1998, we pay as additional rent, any and all real property taxes for the demised premises in excess of $26,000 per annum. In 2004, the real estate taxes were approximately $43,000 and our share was $17,000. We believe that the property is suitable for its use. We lease approximately 6,000 square feet of office space in Shanghai, China for US$3,976 a month.  The lease is for a 24 month period expiring February 28, 2007.

Item 3. Legal Proceedings

There were no legal proceedings completed or unresolved during the year ended December 31, 2004.

Item 4. Submission of Matters to a Vote of Security Holders.

On October 15, 2004, holders of 2,718,884 pre-split outstanding shares of the common stock of the Company executed a written consent approving an amendment of the ISS certificate of incorporation to increase the number of authorized shares of common stock from 10,000,000 to 100,000,000 shares and the ratifying an amendment to the Bylaws to permit action by shareholders by majority written consent.

Because the actions was approved by the holders of the required majority of the outstanding shares that were entitled to cast votes, no other stockholder approval of these actions were necessary.  On or about November 12, 2004, the Company distributed an information statement to all shareholders of the Company informing them of the vote.

For additional information about the vote of the majority of the shareholders on October 15, 2004, individuals can view the Definitive Information Statement on Form 14C filed by the Company on November 11, 2004.

Part II

Item 5. Market for Common Equity and Related Shareholder Matters

We completed our initial public offering pursuant to a Registration Statement on Form SB-2 Registration No. 333-48701, declared effective on April 23, 1999.   As of March 25, 2005, we had outstanding, 18,894,435 shares of Common Stock $ .001 par value (“Common Stock”).  Our Common Stock is traded on the NASDAQ Over the Counter Bulletin Board under the symbol ISSG.

The following table sets forth the high and low bid prices for the Common Stock as reported on the Nasdaq Small Cap. The high and low bid prices reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock Sale Prices

Fiscal 2004	High	Low

First Quarter	0.99	0.96
Second Quarter	0.85	0.83
Third Quarter	0.79	0.78
Fourth Quarter	0.69	0.67

	Common Stock Sale Prices

Fiscal 2003	High	Low

First Quarter	0.93	0.70
Second Quarter	0.89	0.35
Third Quarter	0.88	0.60
Fourth Quarter	1.05	0.85

On March 25, 2005 there were approximately 118 holders of record but 234 beneficial holders of the Company’s 18,894,435 outstanding shares of Common Stock

On March 25, 2005, the last sale price of the Common Stock as reported on the NASDAQ Bulletin Board was $ 0.54.

Common Stock

On December 8, 2004, the Company filed a Certificate of Amendment to the Certificate of Incorporation increasing the total number of shares to 101,000,000, consisting of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock.

On December 10, 2004, the Company paid a four hundred (400%) percent stock dividend of four shares for every one shares of common stock (the “Stock Dividend”).  The effect of the stock dividend was a 5 for 1 stock split of the common stock of the Company.  All share and per share amounts included in this Form 10-KSB have been retroactively restated throughout the document.

Warrants

The Company currently has 1,755,734 common stock purchase warrants outstanding which were issued by the Company as follows:

1,427,400 warrants remain of the 1,437,500 warrants issued in the original offering of the Company in April 1999 (“IPO Warrants”).  In the year ended December 29, 2000, 10,100 IPO Warrants were exercised.

125,000 warrants were paid to the underwriters as compensation (the “Underwriter Warrants”)

125,000 IPO Warrants will be issued to the underwriters in the event that they exercise the Underwriters Warrants.

53,334 warrants (the “Private Placement Warrants”) were issued as part of a private placement of 333,334 shares of common stock in June and July 2000 (the “Private Placement”)

25,000 warrants were issued as compensation to a consultant of the Company (the “Consultant Warrants”)

IPO Warrants

1,437,500 IPO Warrants were issued in connection with the initial public offering of the Company.  The IPO Warrants were originally exercisable for one share of common stock each at an exercise price of $5.00 per share.  The IPO Warrants expire on April 23, 2005.  On March 16, 2005, the board of directors voted to extend the expiration date for the common stock purchase warrants until April 23, 2007.

The number of shares underlying the IPO Warrants was adjusted due to the issuance of the 333,334 shares of common stock and 53,334 warrants in connection with the Private Placement. Each remaining IPO Warrant was exercisable for 1.030928 shares at an exercise price of $4.85 per share.  All of the IPO Warrants were exercisable collectively for 1,471,546 shares of common stock.

On December 10, 2004, the Company paid a stock dividend of four shares for every one share of common stock (the “Stock Dividend”).  As a result of the Stock Dividend, the IPO Warrants were further adjusted.  Currently each of the 1,427,400 IPO Warrants may be exercised for 5.1546378 shares at an exercise price of $4.85 per warrant or .97 per each share.  Accordingly, all of the IPO Warrants collectively may be exercised for a total of 7,357,733 shares of common stock.

Underwriter Warrants

125,000 Underwriter Warrants were issued to the underwriters as compensation.  Each Underwriter Warrant was originally exercisable for one share of common stock and one common stock purchase warrant at an exercise price of $7.20.  The common stock purchase warrants are identical to the IPO Warrants in all aspects.  The Underwriter Warrants expire on April 23, 2005.

As a result of dilution due to the Private Placement, the purchase price of the Underwriter Warrants was adjusted and each Underwriter Warrant became exercisable for $6.91.  The number of shares issuable pursuant to the Underwriter Warrants were not required to be adjusted as a result of the aforementioned dilution.  The common stock purchase warrants issuable upon the exercise of the Underwriter Warrants were each exercisable for 1.030928 shares of common stock.

As a result of the Stock Dividend, on December 10, 2004, the price of the Underwriter Warrants has been further adjusted to $1.382 per share.  The number of shares issuable under the Underwriter Warrants were not required to be adjusted as a result of the Stock Dividend.  The common stock purchase warrants are each exercisable for 5.1546378 shares of common stock.  Accordingly, when all of the Underwriter Warrants are exercised the underwriters will receive 125,000 shares of common stock and 125,000 warrants which may be exercised for a total of 644,330 shares of common stock.

Private Placement Warrants

On September 11, 2000, 53,334 Private Placement Warrants were issued as compensation to the Placement Agent in connection with the Private Placement.  Each Private Placement Warrant was exercisable for one share of common stock at an exercise price of $3.00 per share.  The Private Placement Warrants expire on September 11, 2005.

As a result of the Stock Dividend, the 53,334 Private Placement Warrants are subject to adjustment.  Currently each Private Placement Warrant is exercisable for 5 shares at an exercise price of .60 per share.  Collectively, the 53,334 Private Placement Warrants are exercisable for 266,670 shares of common stock.

Consultant Warrants

In 2001, the Company issued 25,000 warrants to a consultant of the Company as compensation.  Each Consultant Warrant was exercisable for one share of common stock at an exercise price of $3.50 per share.  The Consultant Warrants expire on April 10, 2006.

As a result of the Stock Dividend, each Consultant Warrant is exercisable for 5 shares at an exercise price of .70 per share.  Collectively, the 25,000 Consultant Warrants are exercisable for 125,000 shares of common stock.

Registration of Shares Underlying the IPO and Underwriter Warrants

The registration for the common shares issuable upon exercise of the IPO Warrants and the Underwriter Warrants expired in April 2001.  On September 27, 2004, the Securities and Exchange Commission declared effective the registration statement for the common stock issuable upon the exercise of the IPO Warrants and the Underwriter Warrants.

Subsequently, the Company has complied with the blue sky registration requirements or appropriate exemptions in New York, New Jersey, Connecticut and Texas.  Accordingly at the present time the IPO Warrants and Underwriter Warrants may be exercised in New York, New Jersey, Connecticut and Texas.

Options

On October 15, 2004, the Company granted 367,500 options to purchase 1,837,000 shares of common stock to employees and members of the board of directors.  On December 17, 2004, the Company accelerated the vesting period on October 15, 2004 and all options granted were fully vested at the date they were issued.

As of  December 31, 2004, 851,500 options were issued and outstanding pursuant to the Stock Option and Grant Plan of the Company.  The 851,500 options are for the purchase of 4,257,500 shares of common stock.

Dividend Policy

We intend, for the foreseeable future, to retain future earnings for use in our business. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the historical financial statements of, including the notes thereto, the Company, included elsewhere herein.  Reference footnote 20, for segment and geographic information.

Results of Operations

For the year ended December 31, 2004 compared to the year ended December 26, 2003:

Net Sales

Net Sales for the year ended December 31, 2004 were $11,499,725, as compared to net sales of $12,693,338 for the year ended December 26, 2003. The decrease of $1,193,613 or 9.4% for the period was attributed to the loss of the contract with the Defense Supply Center Philadelphia (“DSCP”) in June 2004, which was offset by an increase in sales volume of EHC’s non-government products of approximately $179,000 and by an increase of approximately $948,000 in SSI’s sales.  For the year ended December 30, 2005, the Company is projecting sales of approximately $4,800,000 for EHC and $5,000,000 for SSI.

Shipments under the government contract for the year ending December 31, 2004 were $4,597,895 compared to $6,918,602 for the year ending December 26, 2003, a decrease of 34%.  EHC’s commercial business shipments for the year ended December 31, 2004 were $3,603,217 compared to $3,424,430 for the year ended December 26, 2003, an increase of 6%.  EHC is the distribution and manufacturing portion of the business.  SSI sales for the year ending December 31, 2004 were $3,298,613 compared to $2,350,306 for the year ending December 26, 2003, an increase of 40.3%.  SSI is the outsourcing portion of the business.

Gross Profits

The Company realized an overall gross profit margin percentage for the year ended December 31, 2004 of 40.1%, which represents a slight decrease from the 40.9% experienced during the year ended December 26, 2003. EHC realized a 45.7% gross profit percentage for the year ended December 31, 2004 compared to 41.4% realized for the year ended December 26, 2003.  SSI realized a 26.1% gross profit percentage for the year ended December 31, 2004 compared to 38.3% for the year ended December 26, 2003.  The overall gross profit percentage was only slightly down even though there was a 4.3% increase in EHC’s and a 12.2% decrease in SSI’s gross profit percentage.  EHC’s gross profit increased due to continued outsourcing of manufactured product to China as well as a decrease of payroll associated with the reduced manufacturing processes in the Farmingdale, New York location.  SSI’s gross profit is lower due to increased freight and duty charges and additional commissions being paid on certain sales.   The Company plans to sell the government inventory directly and indirectly to DSCP.  In addition, the Company will continue to bid on individual stock numbers that DSCP posts on the internet.  The Company is also selling to a third party, which has acquired a contract for a portion of the stock numbers.  Additionally, the Company is quoting and selling to other distributors that sell these items to the government.  To supplement this the Company has initiated a direct marketing campaign that seeks to get orders from the end customer that used to go through DSCP under the old contract.  The Company has also listed inventory on Inventory Locator Services and Partsbase.com websites that military and aerospace buyers use to source parts.  Finally, the Company arranged with two of our franchised distributors of commercial parts to advertise and sell military items.

Selling

Selling expenses for the year ended December 31, 2004 were $1,330,262 as compared to $973,489 for the year ended December 26, 2003.  The increase of $356,773 or 37% for the period is primarily attributable to an increase in sales salaries of approximately $70,000 and advertising and commission expenses of approximately $164,000.  In addition, travel expense increased approximately $55,000 due to increased trips by personnel in the Farmingdale, New York office to the Shanghai office during the year.  The Company hired additional sales people to try to penetrate and expand new sales areas and expand existing markets.   Advertising increased in an attempt to attract new business and promote the backlit and clamp knobs produced by EHC.

General and Administrative Expenses and Other Income and Expenses

General and administrative expenses for the year ended December 31, 2004 were $3,147,789 as compared to $3,247,947 for the year ended December 26, 2003.  The decrease of $100,158 or approximately 3% for the period is primarily attributable to a decrease in salaries of approximately $25,000 and consulting fees of $86,000.  Although there was an increase in professional fees of $128,000, these increases were offset by reductions in many other areas.  During the fiscal years 2001 through 2003, the Company recorded duplicate accruals for tooling purchases, aggregating approximately $110,000.  The reversal of the aggregate accrual is included in other income in the accompanying statement of operations.

Liquidity and Capital Resources

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments.  Historically, the Company’s primary source of liquidity has been cash flows generated internally from operations.  When cash flows were insufficient to meet the Company’s cash needs, the Company supplemented its cash needs with bank borrowings, long term equipment financing and officer loans. The Company’s cash decreased to $531,281 on December 31, 2004 from $592,935 on December 26, 2003.

Cash flows provided by operating activities was $85,332 for the year ended December 31 2004 on net income of $129,479.   The decrease in accounts receivable is the result of decreased sales to DSCP for the period. The increase in inventory is the result of higher volume of inventory in various stages of shipment as a result of higher sales in SSI.  The decrease in prepaid expenses and other current assets is a result of the amortization of prepaid expenses during the year ended December 31, 2004. Cash used in investing activities for the year ended December 31, 2004 was $34,195, which consisted of cash for the purchase of tooling, molds, machinery and equipment.

Net cash used in financing activities for the year ended December 31, 2004 was $112,791.  Net cash of $107,924 was borrowed from the bank line of credit. Cash of $190,620 was used to make principal payments on loans and $30,095 to make capital lease repayments.

On July 29, 2003, the Company closed on a Revolving Line of Credit (“the line”) with People’s Bank with a maximum amount of borrowing of up to $1,500,000 and bearing annual interest at the Bank’s prime rate (5.25% a December 31, 2004) plus one percent (1%), payable monthly.  Under the revolving line agreement, the Company is required to meet certain financial covenants.  The line was originally due to mature on May 31, 2004 and bears annual interest at the Bank’s prime rate (5.25% at December 31, 2004) plus one percent (1%), payable monthly.  The lines availability varies based on eligibility of accounts receivable and inventory.  The line matured on May 31, 2004.  However, People’s Bank informally extended the use of the line on a month to month basis.

On October 29, 2004, People’s Bank extended the Company’s line of credit until November 30, 2004, with no changes in the existing terms and conditions.  On November 22, 2004, the Company agreed to an extension of the line of credit until November 30, 2005.  The following changes were made to the original agreement:  The extension amended the Company’s tangible net worth requirement and released the shareholders personal guarantee on the line of credit.  The Bank also agreed to let the Company make payments of principle and interest of approximately $54,000 against the subordinated debt.  There is no assurance that the line will be renewed past November 30, 2005.  The outstanding balance of the line at December 31, 2004 was $931,101.  The excess availability of the line was $125,943 at December 31, 2004.  The Company can borrow against 85% of eligible accounts receivable plus the lower of 25% of eligible inventory or $350,000.

The Company’s contract with the DSCP to supply Federal Supply Class 5355 items to the U.S. government expired on June 21, 2004.  Sales under the contract during 2003 were $7,388,304 and during 2004 were $4,597,895.

On May 28, 2004 the Company submitted a response to a Request For Proposal from DSCP that was designed to place over 600 Federal Supply Class 5355 competitive items under one or more Indefinite Quantity Contracts.  On September 29, 2004, the Company was informed that it had been awarded contracts for 16 of these items.  The government estimates the value of these contracts at $132,715 per year.  On September 10, 2004, the Company submitted a response to a second Request For Proposal that is designed to place over 200 items under one or more contracts; This contract has not yet been awarded and a date for the reward of this contract has not been specified.  The Company has been informed that a third Request For Proposal to place additional items under contract is now in draft and will be released at a later date.

Management has projected its net cash flows through December 30, 2005, estimating that as a result of the overhead and product cost reductions, expected new customers, repayment of the line of credit and loss of government orders, the Company should have a positive cash balance as of December 30, 2005.  While there can be no assurances, management believes that its cash on hand and expected cash flows will provide adequate cash flow to fund the Company’s operations at least through December 30, 2005.

Cautionary Factors Regarding Future Operating Results

The matters discussed in this form 10-KSB other than historical material are forward-looking statements.  Any such forward-looking statements are based on current expectations of future events and are subject to risks and uncertainties which could cause actual results to vary materially from those indicated.  Actual results could differ due to a number of factors, including negative developments relating to unforeseen order cancellations or delays in delivery, the company’s strategic relationships, the impact of intense competition and changes in our industry. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

Critical Accounting Policies or Estimate

The Securities and Exchange Commission (the “SEC”) has requested that filers report their critical accounting policies.  The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of the statements in accordance with these principles require that we make estimates, using available data and our judgment for such things as valuing assets, accruing liabilities, and estimating expenses.  The following is a list of what we feel are the most critical estimations that we make when preparing the financial statements.

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

Inventories – Slow Moving and Obsolescence

We estimate and reserve amounts related to slow moving and obsolete inventories that result from changing market conditions.  We develop our estimates based on the quantity and quality of individual classes of inventory compared to historical and projected sales trends.  Inventory at December 31, 2004 has been reduced by a reserve of $131,429, based on our assessment of probable exposure related to excess and obsolete inventories.  Major uncertainties in our estimation process include future industry and economic trends, future needs of our customers, our ability to retain or replace our customer base, and other competitive changes in the market place.  Significant changes in any of the uncertainties used in estimating the loss exposure could result in a materially different net realizable value of our inventory.  The Company plans to sell the government inventory directly and indirectly to DSCP.  In addition, the Company will continue to bid on individual stock numbers that DSCP posts on the internet.  The Company is also selling to a third party, which has acquired a contract for a portion of the stock numbers.  Additionally, the Company is quoting and selling to other distributors that sell these items to the government.  To supplement this the Company has initiated a direct marketing campaign that seeks to get orders from the end customer that used to go through DSCP under the old contract.  The Company has also listed inventory on Inventory Locator Services and Partsbase.com websites that military and aerospace buyers use to source parts.  Finally, the Company arranged with two of our franchised distributors of commercial parts to advertise and sell military items.

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accounting principles or disagreements with the auditors regarding applications of any accounting principles as of December 31, 2004.

Item 8A.  Controls and Procedures

Evaluation and Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13d-15(e) and 15d-15(e)).  Based upon that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-KSB our disclosure controls and procedures were not adequate to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time period.

Changes in Internal Controls
We are not an accelerated filer (as defined in the Securities Exchange Act) and are not required to deliver management’s report on control over financial reporting until our fiscal year ended December 31, 2006.  Nevertheless, we identified certain matters that would constitute material weaknesses (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

The material weaknesses consist of the lack of adequate procedures to ensure complete accuracy in reporting of all financial information with respect to our sales cut off and certain accruals as of December 31, 2004.  In order to correct this deficiency in the future, management will implement procedures to ensure the recording of sales cut off and accruals is completely accurate.

We believe that for reasons described above we will be able to improve our disclosure controls and procedures and remedy the material weaknesses identified above.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected.

There were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 13. Exhibits

(A) Exhibits (Numbered in accordance with item 601 of regulation S-B)

Exhibit No.	Description of Exhibit

23.1	Independent Registered Public Accounting Firm’s Consent

31.1	Rule 13a – 14(a)/15d – 14(a) certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a – 14(a)/15d – 14(a) certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

During the quarter ended December 31, 2004, the Company filed five reports on form 8K.

On October 1, 2004, the Company announced it had been awarded a contract for 16 items from the US government with an estimated value of $132,715 per year.

On October 20, 2004, the Company announced that the Board of Directors had approved a 5 for 1 stock split.

On October 29, 2004, the Company announced that the line of credit at People’s Bank had been extended until November 30, 2004, with no changes in the existing terms and conditions.

On December 2, 2004, the Company announced that the line of credit at People’s Bank had been extended for an additional one year until November 30, 2005, with no changes in existing terms and conditions.

On December 16, 2004, the Company announced the adjustment of share price due to the December 10th stock split.  The Company’s common stock purchase warrants had also been adjusted as a result of the stock dividend.

On March 16, 2005, the board of directors voted to extend the expiration date for its common stock purchase warrants from April 23, 2005 to April 23, 2007.

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

INTERNATIONAL SMART SOURCING, INC.

March 25, 2005	/s/ DAVID KASSEL

Date	David Kassel
Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID KASSEL	Chairman of the Board	March 25, 2005
of Directors and Chief Executive Officer

/s/ ANDREW FRANZONE	President of EHC, Director	March 25, 2005

/s/ HARRY GOODMAN	Vice President and Secretary, Director	March 25, 2005

/s/ DAVID HALE	President, Acting Chief Financial	March 25, 2005
Officer and Director

/s/ RICHARD PETERS	Director	March 25, 2005

/s/ MICHAEL RAKUSIN	Director	March 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee of the Board of Directors and Shareholders of
International Smart Sourcing, Inc.
Farmingdale, New York

We have audited the accompanying consolidated balance sheet of International Smart Sourcing, Inc. and Subsidiaries (the “Company”), as of December 31, 2004 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the fiscal years ended December 31, 2004 and December 26, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Smart Sourcing, Inc. and Subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the fiscal years ended December 31, 2004 and December 26, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/MARCUM & KLEIGMAN LLP

Marcum & Kleigman LLP

New York, New York
March 11, 2005

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONSOLIDATED  BALANCE SHEET

DECEMBER 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$531,281
Accounts receivable - net of allowance for doubtful accounts of $19,157	1,250,569
Inventories, net	2,043,148
Prepaid expenses and other current assets	264,454

TOTAL CURRENT ASSETS	4,089,452
Property and equipment - net	241,058

TOTAL ASSETS	$4,330,510

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,097,886
Deferred revenue	162,474
Line of credit	931,101
Current portion of long tem debt	30,924
Current portion capital lease obligations	17,401

TOTAL CURRENT LIABILITIES	2,239,786
Long term debt (including $120,522 to officers/shareholders) - less current portion	159,436
Capital lease obligations - less current portion	7,501

TOTAL LIABILITIES	2,406,723

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	—
Common Stock, $0.001 par value, 100,000,000 shares authorized, 18,894,435 issued and outstanding	18,890
Additional paid-in capital	8,237,250
Accumulated deficit	(6,332,353)

TOTAL SHAREHOLDERS’ EQUITY	1,923,787

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,330,510

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Fiscal Years Ended

	December 31, 2004	December 26, 2003

NET SALES	$11,499,725	$12,693,338
COST OF GOODS SOLD	6,889,435	7,506,419

GROSS PROFIT	4,610,290	5,186,919

OPERATING EXPENSES
Selling	1,330,262	973,489
General and administrative	3,147,789	3,247,947

TOTAL OPERATING EXPENSES	4,478,051	4,221,436

INCOME FROM OPERATIONS	132,239	965,483
Interest income	48,623	35,018
Other income	109,548	—
Gain on extinguishment of debt	—	100,000
Other than temporary decline in available for sale security	(16,828)	(67,314)
Interest expense	(84,210)	(95,719)
Other expenses	(59,893)	(89,008)

NET INCOME	$129,479	$848,460

Earnings per share of of common stock:
BASIC:
Net income per share	$0.01	$0.04

Weighted average number of shares of common stock outstanding	18,893,159	18,886,920

DILUTED:
Net income per share	$0.01	$0.04

Weighted average number of shares of common stock and common stock equivalents outstanding	20,075,511	19,937,012

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In
				Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 28, 2002	18,886,920	$18,885	$8,159,988	$(7,310,292)	$868,581
Stock based compensation	—	—	57,051		57,051
Net Income	—	—	—	848,460	848,460

Balance - December 26, 2003	18,886,920	18,885	8,217,039	(6,461,832)	1,774,092
Stock based compensation - options	—	—	12,716		12,716
Common stock issued for services	7,515	5	7,495		7,500
Net income	—	—	—	129,479	129,479

Balance - December 31, 2004	18,894,435	$18,890	$8,237,250	$(6,332,353)	$1,923,787

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended

	December 31, 2004	December 26 2003

Cash flows from operating activities:
Net income	$129,479	$848,460

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expenses related to stock based compensation	20,216	57,051
Depreciation and amortization	162,714	185,977
Bad debt expense	24,925	37,422
Inventory reserve	131,429	158,492
Other than temporary decline in available for sale security	16,828	67,314
Gain on extinguishment of debt	—	(100,000)
Changes in operating assets and liabilities:
Accounts receivable	1,190	(217,228)
Inventories	(604,756)	(256,931)
Prepaid expenses and other current assets	10,390	(20,890)
Accounts payable and accrued expenses	94,548	(240,115)
Deferred revenue	98,369	26,962

Total adjustments	(44,147)	(301,946)

Net cash provided by operating activities	85,332	546,514

Cash flows used in investing activities:
Expenditures for property and equipment	(34,195)	(81,368)

Cash flows from financing activities:
Capital lease repayments	(30,095)	(39,597)
Repayment of old line of credit	—	(902,773)
Initial draw down of new line of credit	—	902,773
Net proceeds (payments) from line of credit	107,924	(105,766)
Principal payments of loans	(190,620)	(183,575)

Net cash used in financing activities	(112,791)	(328,938)

Net (decrease) increase in cash and cash equivalents	(61,654)	136,208
Cash and cash equivalents - beginning of year	592,935	456,727

Cash and cash equivalents - end of year	$531,281	$592,935

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$84,210	$95,719

Cash paid during the year for taxes	$11,519	$—

Noncash

In October 2004, the Company’s Board of Directors approved a four hundred (400%) stock dividend of the Company’s common stock payable to shareholders of record on December 1, 2004.  The effect of the stock dividend, which has been accounted for similar to a stock split, has been retroactively reflected in all share and per share data.  The additional shares of 15,139,596 were distributed December 10, 2004.  There is no effect on total shareholders’ equity as a result of the stock dividend.

Common stock granted in connection with consulting agreement	7,500	—

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004 and December 26, 2003

1.	BUSINESS OF THE COMPANY

International Smart Sourcing, Inc. (“International”) was incorporated in February 1998 in Delaware as a holding company for the purpose of acquiring the common stock of Electronic Hardware Corp. (“EHC”) and Compact Disc Packaging Corp., (“CDP”), an inactive corporation, in connection with an initial public offering of International’s stock (the “Offering”), which was successfully completed in April of 1999. On May 7, 1999 International formed a company called Smart Sourcing Inc. (“SSI”) (formerly International Plastic Technologies, Inc.) a Delaware corporation.  EHC manufactures, distributes and warehouses, knobs, dials and pointers.  SSI specializes in assisting companies in reducing their cost of manufacturing by outsourcing manufacturing in China.

Hereinafter, International, EHC, CDP, and SSI are collectively referred to as the “Company.”

The Company specializes in the out-sourcing of manufacturing and the manufacturing of injection molded plastic components, products and assemblies. The Company performs the manufacturing and outsourcing functions for its customers, through its United States facilities and through its outsourcing contacts and offices in the Peoples Republic of China.

2.	MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which assumes the continuity of operations and that assets will be realized and liabilities will be discharged in the normal course of business.  During the year ended December 31, 2004, the following events occurred which may have a significant impact on the Company’s financial condition, operations and cash flows.

As of December 31, 2004, the Company has a $1,500,000 revolving line of credit with People’s Bank expiring on November 30, 2005.  The line was renewed on December 2, 2004.  The Company has initiated discussions with several alternative sources should People’s Bank decide not to renew the line.  Management believes that, if necessary, it could create the savings necessary to generate adequate cash and cash equivalents to pay off the line should the Bank decide not to renew in November 2005 and should none of the alternative sources be feasible at that time.  The line’s outstanding balance was $931,101 at December 31, 2004.

The Company had a contract with Defense Supply Center Philadelphia (“DSCP”) which expired in June 2004.  On May 28, 2004 the Company submitted a response to a Request For Proposal from DSCP that is designed to place over 600 federal Supply Class 5355 competitive items under one or more Indefinite Quantity Contracts.  On September 29, 2004, the Company was informed that it had been awarded contracts for 16 of these items.  The government estimates the value of these contracts at $132,715 per year.  On September 10, 2004, the Company submitted a response to a second Request For Proposal that is designed to place over 200 items under one or more contracts.  This contract has not yet been awarded and a date for the reward of this contract has not been specified.  The Company has been informed that a third Request For Proposal to place additional items under contract is now in draft and will be released at a later date.  The sales to the DSCP approximated 40% and 58% of the total Company’s sales for the years ended December 31, 2004 and December 26, 2003, respectively.  Pending an award of the remaining parts of the government contract, management has already made personnel reductions and cut other overhead costs.  In addition, management plans to further increase its outsourcing to China for products not sold to the US government, thereby incurring additional significant savings on the manufacture of product.  Management has projected its net cash flows through December 30, 2005, estimating that as a result of the overhead and product cost reductions, the Company should have a positive cash balance at fiscal year end 2005.  While there can be no assurances, management believes that its cash on hand and expected cash flows from operations will provide adequate cash flow to fund the Company’s operations at least through December 30, 2005.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Fiscal Year – The Company operates on a “52-53 Week” reporting year ending on the last Friday of the month. The year ended December 31, 2004 represents the period from December 27, 2003 to December 31, 2004. The year ended December 26, 2003 represents the period from December 28, 2002 to December 26, 2003.

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

(c)

Recognition of Revenue – Income from sales of goods is recognized when the orders are completed and shipped or possession of goods is taken by the customer provided that collection of the resulting receivable is reasonably assured. EHC goods are shipped both Free on Board (“F.O.B.”) shipping point and F.O.B. destination.  SSI goods are shipped F.O.B. China and F.O.B. Farmingdale, as well as Cost, Insurance and Freight (“C.I.F.”) origin/destination and Delivered Duty Unpaid (“D.D.U.”) destination.  In some cases, possession of goods is taken by the customer at the manufacturing facility in China.  The Company’s return policy on defective parts is as follows: custom parts may only be exchanged for replacement parts within 30 days of the invoice; catalogue parts, which can be resold, may be exchanged for replacement parts or for a refund.

(d)

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

(e)

Reclassifications -- Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statement.  These reclassifications have no effect on previously reported operations.

(f)

Cash and Cash Equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less when purchased to be cash equivalents.

	(g)	Inventories – Inventories are stated at the lower of cost or market. Cost is determined principally by the use of the first-in, first-out method.

(h)

Other income/Accounts Payable and Accrued Expenses --  During the fiscal years 2001 through 2003, the Company recorded duplicate accruals for tooling purchases, aggregating approximately $110,000.  The reversal of the aggregate accrual is included in other income in the accompanying statement of operations for the year ended December 31, 2004.

(i)

Stock Dividend and Stock Split – In October 2004, the Company’s Board of Directors approved a four hundred percent (400%) stock dividend of the Company’s common stock payable to shareholders of record on December 1, 2004.  The effect of the stock dividend, which has been accounted for similar to a stock split, has been retroactively reflected in all share and per share data.  The additional shares of 15,115,548 were distributed on December 10, 2004.  There is no effect on total shareholders’ equity as a result of the stock dividend.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

(j)

Depreciation and Amortization – Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the improvements, which is 10 years, or the life of the lease.

(k)

Income Taxes – The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The Company recognizes deferred tax assets and liabilities based on the differences between the book bases and the tax bases of the assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance is recorded when it is probable that some or all of a deferred tax asset will not be realized.  Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

(l)

Earnings Per Share – Basic earnings per share (“EPS”) is determined by dividing net income for the period by the weighted average number of common shares outstanding during the same period. Earnings per share for the years ended December 31, 2004 and December 26, 2003 reflect the effects of a 5 for 1 stock split that occurred on December 10, 2004, for shareholders of record as of December 1, 2004.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company.  For the years ended December 31, 2004 and December 26, 2003, the Company had stock options to purchase approximately 1,415,000 and 1,785,000 shares of common stock and warrants to purchase 6,662,893 and 8,640,000 shares, respectively, that were not included in the dilutive earnings per share calculation because the exercise price of these items was greater than the average market price of the common stock for the period.

The following table sets forth the components used in the computation of basic and diluted earnings per share:

	For the Fiscal Years Ended

	December 31, 2004	December 26, 2003

Numerator:
Net income	$129,479	$848,460

Denominator:
Weighted average shares	18,893,159	18,886,920

Effect of dilutive securities:
Employee stock options	1,076,980	977,050
Stock warrants	105,372	73,042

	1,182,352	1,050,092

Denominator for diluted earnings per share-adjusted weighted average shares after assumed conversions	20,075,511	19,937,012

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

(m)

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

(n)

Stock Based Compensation – As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB 25.  On October 15, 2004, the Company granted options to purchase 1,837,000 shares of common stock to employees and members of the board of directors (see Note 14).  On December 17, 2004, the Company accelerated the vesting period and all unvested options granted were fully vested to avoid recognizing an expense in future financials due to the implementation of FAS 123-R.  No stock-based employee compensation cost is reflected in operations, as all options granted have an exercise price equal to or above the market value of the underlying common stock on the date of acceleration. As discussed in recent accounting pronouncements SFAS No. 123 (revised 2004), “Share-Based Payment,” will require the Company to expense stock options based on the grant date fair value in its financial statements.  The effect of expensing the stock options on the Company’s results of operations using a Black-Scholes option-pricing model is presented in the following pro forma table:

	For the Fiscal Years Ended

	December 31, 2004	December 26, 2003

Net income as reported	$129,479	$848,460
Less: total stock-based employee compensation expense determined under fair value method, net of related tax effects	(1,094,232)	(383,093)

Pro Forma net (loss) income	$(964,753)	$465,367

Net income (loss) per share:
Basic net income per share as reported	$0.01	$0.04
Pro Forma basic net (loss) income per share	$(0.05)	$0.02
Diluted net income per share as reported	$0.01	$0.04
Pro Forma diluted net (loss) income per share	$(0.05)	$0.02

(o)

Accounts Receivable – Allowance for Doubtful Accounts - The Company routinely reviews its accounts receivable by customer account aging to determine the collectibility of the amounts due based on information received from the customer, past history and economic conditions.  In doing so, the Company adjusts the allowance accordingly to reflect the net realizable value of an account receivable.  Accounts receivable are written off at the time they are deemed to be uncollectible.

(p)

Fair Value of Financial Instruments – The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable and the line of credit.  The carrying amounts of the financial instruments reported in the consolidated balance sheet approximate fair value based on the short-term maturities of these instruments.

(q)	Advertising Expense – Advertising costs are expensed when incurred. Advertising expense was $236,524 and $112,530 for the years ended December 31, 2004 and December 26, 2003, respectively.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

(r)

Shipping and Handling Costs – EHC bills its customers directly for shipping and handing costs.  The one exception to this is DSCP, where the Company includes shipping and handling costs into the piece price and does not bill for them directly.  SSI’s shipping and handling policy is customer driven.  The customer has the choice of including the shipping and handling costs into the piece price of the product, being billed separately for such costs or to pay the carrier directly, these amounts are all included in net sales.  All shipping and handling costs are expensed as incurred and are included in cost of goods sold.

(s)

Foreign Currency Translation – The Company accounts for foreign currency transactions under SFAS No. 52 “Foreign Currency Translation.”  The functional currency for the Company’s foreign operations is the US dollar.  Revenue and expenses are translated at the actual exchange rate when the transaction is completed.  Gains and losses for foreign transactions were immaterial and are included in the Company’s consolidated statements of operations during the years ended December 31, 2004 and December 26, 2003.

(t)	RECENT ACCOUNTING PRONOUNCEMENTS

(i)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs.  The provisions of SFAS No.151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management is currently evaluating the provisions of SFAS No. 151 and does not expect the adoption will have a material impact on the Company’s financial position, results of operations or cash flows.

(ii)

In December 2004, the FASB finalized SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), amending SFAS No. 123, effective beginning the Company’s first quarter of fiscal 2006.  SFAS 123R will require the Company to expense stock options based on grant date fair value in its financial statements.  Further, adoption of SFAS No. 123R will require additional accounting related to income tax effects and additional disclosure regarding cash flow effects resulting from share-based payments arrangements.  The effect of expensing stock options on the Company’s results of operations using a Black-Scholes option-pricing model as presented in Note 2.  The adoption of SFAS 123R will not effect the Company’s cash flows or financial position, but may have an adverse impact on results of operations if options are granted in the future.

(iii)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment for APB Opinion No. 29”.  This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 are effective for the Company’s fiscal year ended December 30, 2006.  The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

(iv) SFAS No. 150

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

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

Under the shareholders’ agreement, dated April 22, 1999, amended July 1, 2003, the Company was required to redeem common shares of certain shareholders of the Company.  In September 2003, the Company further amended the shareholders’ agreement whereby the Company would not be required to redeem these common shares (see Note 19).  Accordingly, the adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(v) FIN 46

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

On March 3, 2005 the FASB issued FASB Staff Position FIN 46 (R)-5, which addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or a potential VIE when specific conditions exist.  The guidance shall be applied to the first reporting period beginning after March 3, 2005, but early application is permitted for periods which financial statements have not yet been issued.  The Company leases its premises from K&G Realty, LLC.  K&G Realty, LLC is owned by two officers/shareholders of the Company.  Management is evaluating the relationship between the Company and K&G Realty, LLC to determine if K&G Realty, LLC is an implicit variable interest entity and the impact on the consolidated financial statements.

4.	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and trade receivables. At times, the cash in any one bank account may exceed the Federal Deposit Insurance Corporation’s $100,000 limit. At December 31, 2004, the Company was over the insured limit.  The Company places its cash with high credit quality financial institutions. In regards to trade receivables, management believes the risk is limited due to the credit assessment of its customers.

The Company relies on vendors from China for a significant amount of its manufacturing and outsourcing capabilities. One vendor accounts for more than 10% of purchases.  Purchases from this supplier in 2004 totaled approximately $2,040,000 (36%).  At December 31, 2004 the amount due to this supplier included in accounts payable was $396,465.  On December 11, 2001, China became a member of the World Trade Organization.  As a result of China’s entry, industrial tariffs will be reduced, there will be an increased liberalization regarding trade provisions and increases in service and other reforms that China must adhere to in accordance with its membership in the World Trade Organization.  Management is re-evaluating the impact on the Company from China’s membership in the World Trade Organization.

During the years ended December 31, 2004 and December 26, 2003, the United States government accounted for approximately 40% and 58%, respectively of the Company’s net sales.  The government is a customer of EHC.  The United States government accounted for approximately 8% of the Company’s outstanding accounts receivable as of December 31, 2004.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

5.	INVENTORIES, NET

Inventories consist of the following at December 31, 2004:

Raw Materials	$281,873
Work in Process	41,548
Finished Goods	1,851,156

2,174,577
Less: reserve for Obsolescence	(131,429)

$2,043,148

The government inventory on hand at December 31, 2004 was 1,025,613.  During the year ended December 31, 2004, the Company recorded a reserve of $131,429,approximately $99,000 of the reserve recorded was for government inventory. As a result of the contract with DSCP that expired in June 2004, the Company is exploring various alternatives to sell the government inventory on hand.  Management believes that the inventory reserve is sufficient, however, it is reasonably possible that additional inventory reserves may be required to be recorded in the near term, and those additional reserves could be material.

6.	INVESTMENT AVAILABLE FOR SALE

In August 2002, the Company received 1,682,844 shares of common stock as a settlement for a note and interest receivable. The note receivable was originally issued by another company (the “borrower”) in July and August 1999. In February 2001, the borrower declared bankruptcy under Chapter 11 of the Federal bankruptcy code. The Company had fully reserved the note and interest receivable of $517,616. On January 29, 2002, The Bankruptcy Court approved the borrower’s Plan of Reorganization, pursuant to which the Company received 1,682,844 shares of the reorganized debtor common stock, which represents approximately 3 shares for each dollar owed to the Company at the time of the filing of the bankruptcy petition, or $517,616. During the year ended December 26, 2003, the Company had previously devalued these shares at $.01 per share, and accordingly had recorded an other than temporary decline in available for sale security of $67,314. The Company has since valued these marketable securities as worthless, and accordingly has recorded an other than temporary decline in available for sale security of $16,828 for the year ended December 31, 2004.

7.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following at December 31, 2004:

	Life

Machinery and Equipment	5–10 Years	$512,546
Tools, Dies and Molds	5–10 Years	439,259
Leasehold Improvements	10 Years	67,652
Office Furniture and Fixtures	5 Years	91,624

		1,111,081
Less: Accumulated Depreciation and Amortization		(870,023)

		$241,058

At December 31, 2004, the Company had $105,903 of its property and equipment under capital leases, with accumulated amortization of $72,055.  Depreciation and amortization expense for the years ended December 31, 2004 and December 26, 2003 were $162,714 and $185,977, respectively.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

8.	CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under various capital lease arrangements which have expirations through March 2007. Future annual minimum payments under capital leases are as follows:

Year Ending December,

2005	$24,463
2006	8,418
2007	941

33,822
Less: amounts representing interest	8,920

Present value of lease payments	24,902
Less: current portion	17,401

Long-term portion of capital lease obligations	$7,501

9.	LINE OF CREDIT

In April 2001, the Company entered into a revolving line of credit agreement with a bank that provided for maximum borrowing up to $1,500,000, subject to certain conditions, at an annual interest rate of prime plus 1.75%.  The line of credit was secured substantially by all the assets of the Company and was unconditionally guaranteed by three officers/shareholders, each limited to $250,000.

The bank that provided the Company with the above credit facility was closed by the Connecticut Banking Department on June 27, 2002, with the F.D.I.C. assuming receivership of the failed bank.

On June 24, 2003, the Company entered into an agreement with the F.D.I.C. to settle the loan at a discounted amount of $897,150 plus accrued interest.  The Company repaid $902,773 on July 30, 2003, which resulted in a gain on extinguishment of debt of $100,000.  The Company received written confirmation of its release and discharge from any further obligation to F.D.I.C.

On July 29, 2003, the Company closed on a Revolving Line of Credit (“the line”) with People’s Bank with a maximum amount of borrowing of up to $1,500,000.  Under the revolving line agreement the Company is required to meet financial covenants.  The line was due to mature on May 31, 2004 and bears annual interest at the Bank’s prime rate (5.25% at December 31, 2004) plus one percent (1%), payable monthly.  The lines availability will vary based on eligibility of accounts receivable and inventory.  The loan is secured by substantially all of the assets of the Company and $750,000, which is unconditionally guaranteed by three officers/shareholders, each limited to $250,000.  On May 13, 2004 and August 13, 2004, the due date of the line was extended to August 31, 2004 and October 30, 2004, respectively.

On October 29, 2004, People’s Bank extended the Company’s line of credit until November 30, 2004, with no changes in the existing terms and conditions.  On November 22, 2004, the Company agreed to an extension of the line of credit until November 30, 2005.  The following changes were made to the original agreement:  The extension amended the Company’s tangible net worth requirement and released the shareholders personal guarantee on the line of credit.  The Bank also agreed to let the Company make payments of principle and interest of approximately $54,000 against the subordinated debt.  There is no assurance that the line will be renewed past November 30, 2005.  The outstanding balance of the line at December 31, 2004 was $931,101.  The excess availability of the line was $125,943 at December 31, 2004.  The Company can borrow against 85% of eligible accounts receivable plus the lower of 25% of eligible inventory or $350,000.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

10.	LONG-TERM DEBT

Loans payable are comprised of the following at December 31, 2004:

(a)	Loan payable in monthly installments of $2,903 of principal including interest at 7% per annum through February 2007. The loan is guaranteed by the Company’s three officers/shareholders	$69,838
(b)	Various loans payable to officers/shareholders, all bearing interest at 10% per annum, payable in monthly installments of $9,087 including interest. There was a one year moratorium on principal repayments of these loans through July 2003. The loans mature through September 2006. These loans are subordinated by the Company’s line of credit agreement.	120,522

		190,360
	Less: current portion	30,924

	Long-term debt, net of current portion	$159,436

          Long-term debt matures as follows:

Year ending December,	Amount

2005	$30,924
2006	153,681
2007	5,755

$190,360

11.	INCOME TAXES

The major tax-deferred asset item is as follows:

December 31, 2004

Net operating loss carryforwards	$2,279,000
Less: valuation allowance	(2,279,000)

$—

The valuation allowance decreased by $76,000 for the year ended December 31, 2004 and increased by $51,000 for the year ended December 26,2003.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

The provision for income taxes for the years ended December 31, 2004 and December 26, 2003 consists of the following:

	For the Fiscal Years ended

	December 31, 2004	December 26, 2003

Income tax provision at 34%	(34)%	(34)%
	(7)%	(7)%
State and local income taxes net of federal benefit
Effect of permanent differences	(7)%	(7)%
Change in deferred tax asset valuation allowance	48%	48%

Total	0%	0%

The Company has a net operating loss carry-forward for tax purposes totaling approximately $5,614,000 at December 31, 2004 expiring between the years 2010 through 2021. The Company utilized approximately $185,000 of its NOL for the year ended December 31, 2004.

12.	RETIREMENT PLAN

The Company sponsors a 401(k) savings plan covering all non-union employees who have attained the age of 21 and have completed 3 months of service. Participants may contribute up to 15% of their annual compensation, subject to certain limitations. In addition, the Company may make contributions to the plan. During the years ended December 31, 2004 and December 26, 2003, the Company did not make any contributions to the plan.

13.	SHAREHOLDERS’ EQUITY

In October 2004, the Company’s Board of Director’s approved a four hundred percent (400%) stock dividend of the Company’s common stock payable to shareholders of record on December 1, 2004.  The effect of the stock dividend, which has been accounted for similar to a stock split, has been retroactively reflected in all share and per share data.  The additional shares of 15,139,596 were distributed on December 10, 2004.  There is no effect on total shareholders’ equity as a result of the stock dividend.

14.	STOCK OPTION AND GRANT PLAN AND WARRANTS

In March 1998, the Company adopted the Stock Option and Grant Plan (the “Plan”) which was amended in June 2000 and provides for an aggregate grant of options to purchase 5,000,000 shares of the Company’s common stock. Options may be granted to employees, officers, directors, consultants and independent contractors. Under the Plans, options may be issued for periods up to 10 years and become exercisable in varying amounts based on a vesting schedule. Generally, options are granted at prices equal to market value on the date of the grant with lives of five years.  On October 15, 2004, the Company vested all unvested employee options, which has been reflected in the SFAS No. 148 disclosure (see Note 3).

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

In October 2004, the Company granted 1,837,500 (367,500 prior to stock dividend) stock options to key employees and members of the board of directors at an exercise price of $0.61 per share.  The vesting periods for the stock options were accelerated to the date of issue of the option agreement.  For the years ended December 31, 2004 and December 26, 2003, the Company recorded an expense of $20,216 and $57,051, respectively, for common stock issued to consultants.

For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the year ended December 31, 2004: (i) annual dividends of $0.00, (ii) expected volatility of 97.59% for the year ended December 31, 2004, (iii) risk-free interest rate of 4.84%, and (iv) expected option lives of five years for the year ended December 31, 2004. The weighted average fair value of the stock options granted for the year ended December 31, 2004 was $0.61.  There were 1,837,500 options granted during the year ended December 31, 2004.

The following tables illustrate the Company’s stock option and warrant issuances and balances outstanding as of, and during the years ended December 31, 2004 and December 26, 2003, restated for the anti-dilution provisions related to the Company’s common stock warrants.

	OPTIONS		WARRANTS

	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Warrants	Weighted Average Exercise Price

Outstanding at December 28, 2002	4,992,500	$0.66	9,018,733	$0.98
Granted	—	—	—	—
Cancelled	(770,000)	0.51	—	—
Exercised	—	—	—	—

Outstanding at December 26, 2003	4,222,500	$0.69	9,018,733	$0.98
Granted	1,837,500	0.61	—	—
Cancelled	(1,802,500)	0.96	—	—
Exercised	—	—	—	—

Outstanding at December 31, 2004	4,257,500	$0.54	9,018,733	$0.98

In connection with the Initial Public Offering, in 1999, the Company issued 1,755,734 (with shares underlying of 9,018,733)  redeemable common stock purchase warrants at exercise prices ranging from $0.97 per share to $1.38 per share.  The warrants are redeemable by the Company upon thirty (30) days prior written notice at the redemption price of $.10 per warrant, provided that the closing bid price of the common stock on a national exchange has been in excess of 150% of the exercise price for any twenty (20) trading days within a period of 30 consecutive trading days ending on the 15th day prior to the date which the Company gives notice to redemption.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

The following is additional information with respect to the Company’s options and warrants as of December 31, 2004:

OPTIONS OUTSTANDING AND EXERCISABLE

Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$ 0.50	147,500	1.00 years	$0.50
$ 0.43	2,030,000	2.62 years	$0.43
$ 1.03	242,500	0.29 years	$1.03
$ 0.61	1,837,500	4.79 years	$0.61

	4,257,500	3.26 years	$0.54

WARRANTS OUTSTANDING AND EXERCISABLE

Exercise Price	Number of Outstanding Shares Underlying Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.60–$0.70	391,670	0.89 years	$0.63
$0.97–$1.38	8,627,063	0.29 years	$1.00

	9,018,733	0.36 years	$0.98

15.	COLLECTIVE BARGAINING AGREEMENT

The Company’s factory employees and factory supervisors are represented by a collective bargaining agreement between a local branch of a major national labor trade union and the Company. Such agreement expires in May 2007.

16.	RELATED PARTY TRANSACTIONS

(a)

Sales during the years ended December 31, 2004 and December 26, 2003 included approximately $557,000 and $222,000, respectively to another company owned by three officers/shareholders of the Company. Gross profit on such sales was approximately $65,000 and $26,000 for the years ended December 31, 2004 and December 26, 2003, respectively. Accounts receivable from the related company was approximately $92,000 at December 31, 2004.

(b)

The Company leases its premises from a company (the “landlord”) owned by two of the officers/shareholders of the Company at an annual rental of $194,352. Such lease expires in December 2005. In January 2004, the mortgage was refinanced by the two officers/shareholders of the company and the Company is no longer the guarantor.

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

The Board of Directors of the Company is authorized, without further action of the shareholders of the Company, to issue up to 1,000,000 shares of Preferred Stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any series or the designation of such series.  As of December 31, 2004 there were no shares issued and outstanding.

19.	SHAREHOLDERS’ AGREEMENTS

In March 1998, the Company entered into an agreement with three officers/shareholders which provides that in the event of the death of the shareholder within 24 months after the consummation of a public offering of the Company’s stock, as defined, the estate of the shareholder can require the Company to repurchase 1,250,000 shares of the shareholder’s stock for $500,000. The repurchase of stock can only be made though the use of insurance proceeds payable to the Company upon the death of the shareholder.  In September 2003, the Shareholders’ Agreement was amended, which eliminated this provision.

20.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company views its operations as principally two segments, the manufacturing and assembly of injection molded plastic components and outsourcing of injection molded plastic components and their assemblies. The segments share a common workforce and office headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment. Information with respect to foreign operations is not material.  The Company’s segment information for the years ended December 31, 2004 and December 26, 2003 are as follows:

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Year ended December 31, 2004
Sales	$8,201,112	$3,298,613	$—	$11,499,725
Interest and other income	46,305	111,866	—	158,171
Interest and other expenses	30,860	4,853	125,218	160,931
Depreciation and amortization	97,818	50,716	14,180	162,714
Segment assets	2,444,866	1,646,744	238,900	4,330,510
Long-lived asset expenditures	32,042	2,153	—	34,195
Segment net income (loss)	$1,181,498	$(507,222)	$(544,797)	$129,479

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Year ended December 26, 2003
Sales	$10,343,032	$2,350,306	$—	$12,693,338
Interest and other income	135,018	—	—	135,018
Interest and other expenses	107,028	33,047	111,966	252,041
Depreciation and amortization	117,551	53,834	14,592	185,977
Segment assets	3,029,708	975,841	95,140	4,100,689
Long-lived asset expenditures	73,236	8,132	—	81,368
Segment net income (loss)	$1,755,487	$(565,130)	$(341,897)	$848,460

21.	COMMITMENTS AND CONTINGENCIES

The Company leases office space in Shanghai, China at a rental rate of US$3,976 per month. The lease is for 24 monthly periods expiring on February 28, 2007.

The Company leases its premises from a related party (see Note 16). In addition, the Company also has various other operating leases for equipment and automobiles.

Future annual minimum lease payments are as follows:

Fiscal Year Ending in December	Amount

2005	$254,076
2006	47,712
2007	47,712

$349,500

Total rent expense for the years ended December 31, 2004 and December 26, 2003 was approximately $280,000 and $270,000, respectively.