Form 10QSB
period 2005-03-25
INTERNATIONAL SMART SOURCING INC
filed 2005-05-09
CIK 1057695

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 25, 2005

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

As of May 6, 2005, the Registrant had 18,894,435 shares of its Common Stock, $0.001 par value, issued and outstanding.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

FORM 10-QSB

MARCH 25, 2005

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED  BALANCE SHEET
(UNAUDITED)
MARCH 25, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$526,991
Accounts receivable - net of allowance for doubtful accounts of $12,536	1,254,276
Inventories, net	1,909,283
Prepaid expenses and other current assets	288,329

TOTAL CURRENT ASSETS	3,978,879
Property and equipment - net	220,352

TOTAL ASSETS	$4,199,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$993,115
Deferred revenue	150,334
Line of credit	1,131,514
Current portion of long tem debt	31,468
Current portion capital lease obligations	14,764

TOTAL CURRENT LIABILITIES	2,321,195
Long term debt (including $120,522 to officer/shareholders) - less current portion	151,362
Capital lease obligations - less current portion	5,166

TOTAL LIABILITIES	2,477,723

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	—
Common Stock, $0.001 par value, 100,000,000 shares authorized, 18,894,435 issued and outstanding	18,894
Additional paid-in capital	8,237,250
Accumulated deficit	(6,534,636)

TOTAL SHAREHOLDERS’ EQUITY	1,721,508

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,199,231

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended

	March 25, 2005	March 26, 2004

NET SALES	$2,345,300	$3,074,990
COST OF GOODS SOLD	1,584,553	1,718,864

GROSS PROFIT	760,747	1,356,126

OPERATING EXPENSES
Selling	340,595	437,352
General and administrative	599,416	723,000

TOTAL OPERATING EXPENSES	940,011	1,160,352

(LOSS) INCOME FROM OPERATIONS	(179,264)	195,774
Interest and other income	11,306	42,119
Interest and other expenses	(34,321)	(41,286)

NET (LOSS) INCOME	$(202,279)	$196,607

Earnings per share of common stock:
BASIC:
Net (loss) income per share	$(0.01)	$0.01

Weighted average number of shares of common stock outstanding	18,894,435	18,889,232

DILUTED:
Net (loss) income per share	$(0.01)	$0.01

Weighted average number of shares of common stock and common stock equivalents outstanding	18,894,435	20,372,249

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended

	March 25, 2005	March 26, 2004

Cash flows from operating activities:
Net (loss) income	$(202,279)	$196,607

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	34,993	41,745
Non-cash expenses related to stock based compensation	—	7,500
Inventory reserve	77,182	36,000
Bad debt expense	3,485	—
Changes in operating assets and liabilities:
Accounts receivable	(7,192)	(67,679)
Inventories	56,683	(170,489)
Prepaid expenses and other current assets	(23,875)	(16,881)
Accounts payable and accrued expenses	(104,765)	121,232
Deferred revenue	(12,140)	22,712

Total adjustments	24,371	(25,860)

Net cash (used in) provided by operating activities	(177,908)	170,747

Cash flows used in investing activities:
Expenditures for property and equipment	(14,293)	(20,585)

Cash flows from financing activities:
Capital lease obligation repayments	(4,972)	(9,390)
Net proceeds from line of credit	200,413	214,722
Principal repayments of loans	(7,530)	(121,679)

Net cash provided by financing activities	187,911	83,653

Net (decrease) increase in cash and cash equivalents	(4,290)	233,815
Cash and cash equivalents - beginning of period	531,281	592,935

Cash and cash equivalents - end of period	$526,991	$826,750

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 25, 2005

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim unaudited condensed consolidated financial statements and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and disclosures required for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the International Smart Sourcing, Inc. and Subsidiaries’ (the “Company”) annual report on Form 10-KSB for the year ended December 31, 2004.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 25, 2005 and the results of operations and cash flows for the periods shown have been included.

The results of operations for the period ended March 25, 2005, are not necessarily indicative of the results to be expected for the full year ending December 30, 2005.

2.	MANAGEMENT PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which assumes continuity of operations and that assets will be realized and liabilities will be discharged in the normal course of business.  The following events occurred, which may have a significant impact on the Company’s consolidated financial condition, operations and cash flows.

As of March 25, 2005, the Company has a $1,500,000 revolving line of credit with People’s Bank expiring on November 30, 2005.  The Company has initiated discussions with several alternative sources should People’s Bank decide not to renew the line.  Management believes that, if necessary, it could create the savings necessary to generate adequate cash and cash equivalents to pay off the line should the Bank decide not to renew in November 2005 and should none of the alternative sources be feasible at that time.  If management does not obtain an alternative financing arrangement the Company’s operations could be adversely affected.  The line’s outstanding balance was $1,131,514 at March 25, 2005.  In addition, as of March 25, 2005, the Company is in violation of a certain financial covenant.  On May 5, 2005, the Bank granted the Company a waiver.  As further discussed in Note 8 the Company does not expect to be in compliance with the covenant for the two succeeding quarters.  Management anticipates obtaining future waivers from the bank, but there can be no assurances that future waivers will be granted.

The Company had a contract with Defense Supply Center Philadelphia (“DSCP”) which expired in June 2004.  On May 28, 2004 the Company submitted a response to a Request For Proposal from DSCP that is designed to place over 600 federal Supply Class 5355 competitive items under one or more Indefinite Quantity Contracts.  On September 29, 2004, the Company was informed that it had been awarded contracts for 16 of these items.  The government estimates the value of these contracts at $132,715 per year.  On September 10, 2004, the Company submitted a response to a second Request For Proposal that is designed to place over 200 items under one or more contracts.  This contract has not yet been awarded and a date for the reward of this contract has not been specified.  The Company has been informed that a third Request For Proposal to place additional items under contract is now in draft and will be released at a later date.  The sales to the DSCP approximated 10% and 58% of the total Company’s sales for the quarters ended March 25, 2005 and March 26, 2004, respectively.  Pending an award of the remaining parts of the government contract, management has already made personnel reductions and cut other overhead costs.  In addition, management plans to further increase its outsourcing to China for products not sold to the US government, thereby incurring additional significant savings on the manufacture/purchase of products.  While there can be no assurances, management believes that its cash on hand and expected cash flows from operations and financing will provide adequate cash flow to fund the Company’s operations at least through March 31, 2006.

3.	SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year
The Company operates on a “52/53 Week” with reporting periods ending on the last Friday of the month.

The “Quarter ended March 25, 2005” represents the period from January 1, 2005 to March 25, 2005. The “Quarter ended March 26, 2004” represents the period from December 27, 2003 to March 26, 2004.

Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.  These reclassifications have no effect on previously reported income.

Stock Dividend
The 400% stock dividend approved by the Company’s Board of Directors in October 2004 has been retroactively reflected in all 2004 share and per share data.

Recent Accounting Pronouncements

(i)

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 provides clarification of certain sections of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.”  Specifically, FIN 47 clarifies the term conditional asset retirement obligation used in SFAS 143 and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  Management is currently evaluating the provisions of FIN 47 and does not expect the adoption will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(ii) FIN 46

In January 2003, as revised December 2003, the FASB issued FASB Interpretation No. 46, (“FIN 46”) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at the risk for the entity to finance its activities without additional financial support from other parties.  FIN 46 is effective for the periods ending after December 15, 2003 for certain types of entities and after December 15, 2004 for other types of entities.

On March 3, 2005 the FASB issued FASB Staff Position FIN 46 (R)-5, which addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or a potential VIE when specific conditions exist.  The guidance shall be applied to the first reporting period beginning after March 3, 2005, but early application is permitted for periods in which financial statements have not yet been issued.

The Company leases its premises from K&G Realty, LLC.  K&G Realty, LLC is owned by two officers/shareholders of the Company.  Management is evaluating the relationship between the Company and K&G Realty, LLC to determine if K&G Realty, LLC is an implicit variable interest entity and the impact on the consolidated financial statements.

STOCK BASED COMPENSATION

As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, (revised 2004), “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25. Options granted to employees have been at an exercise price equal to or above the market value of the underlying common stock on the date of the grant.  The Company did not grant any options during the quarter ended March 25, 2005.  During the quarter ended March 26, 2004, the Company granted 1,503 shares of the Company’s common stock to a consultant and recorded stock based compensation of $7,500, which is reflected in operations.

The following table illustrates the effect on net (loss) income and net (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Quarter Ended

	March 25, 2005	March 26, 2004

Net (loss) income as reported	$(202,279)	$196,607
Less: total stock-based employee compensation expense determined under fair value method, net of related tax effects	—	91,046

Pro Forma net (loss) income	$(202,279)	$105,561

Net (loss) income per share:
Basic net (loss) income per share as reported	$(0.01)	$0.01
Pro Forma basic net (loss) income per share	$(0.01)	$0.01
Diluted net (loss) income per share as reported	$(0.01)	$0.01
Pro Forma diluted net (loss) income per share	$(0.01)	$0.01

4.	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

During the quarters ended March 25, 2005 and March 26, 2004, the United States Government accounted for approximately 10% and 58% of the Company’s net sales, respectively.  The United States government accounted for approximately 0.3% of the Company’s outstanding accounts receivable as of March 25, 2005.

5.	INVENTORIES

Inventories net, consist of the following at March 25, 2005:

Raw Materials	$271,663
Work in Process	64,335
Finished Goods	1,650,467

1,986,465
Less: reserve for obsolescence	(77,182)

$1,909,283

The government inventory on hand at March 25, 2005 was 846,291.  During the quarter ended March 25, 2005, the Company recorded a reserve of $77,182, approximately $43,000 of the reserve recorded was for government inventory.  As a result of the contract with DSCP that expired in June 2004, the Company is exploring various alternatives to sell the government inventory on hand.  Management believes that the inventory reserve is sufficient, however, it is possible that additional reserves may be required to be recorded in the near term, and those additional reserves could be material.

6.	SELLING

The Company classifies EHC’s shipping and handling costs as a component of selling expenses. These costs are for shipping the product to the customer.  Shipping and handling costs were $35,303 and $54,407 for the quarters ended March 25, 2005 and March 26, 2004, respectively.  EHC does not separately charge these costs to its customers.  SSI’s shipping and handling costs are a component of cost of sales.  These costs include freight and duty charges from China to the United States in addition to shipping products to the customer.

7.	RELATED PARTY TRANSACTIONS

The Company leases its premises in Farmingdale, N.Y. from another company owned by two of the officers/shareholders of the Company.  Rent expense for the quarters ended March 25, 2005 and March 26, 2004 was $51,591 and $48,588, respectively.

Sales during the quarter ended March 25, 2005 and March 26, 2004 included $163,427 and $90,003, respectively, to another company owned by three officers/shareholders of the Company.  Gross profit on such sales was $14,998 and $2,110, respectively.  Accounts receivable from the related company was $150,739 at March 25, 2005.

In 2004, the Company commenced the due diligence process in connection with preliminary discussions to acquire a knob, handle and hand wheel manufacturer, Ray Engineering Company Limited (“Rencol”), located in Bristol, United Kingdom.  In January 2005, the Company concluded that it was not able to acquire Rencol due to limitations imposed by agreements with lenders, and lack of other adequate resources to complete the transaction.  Upon the decision of the Company to terminate discussions to acquire Rencol, a group of investors expressed an interest in acquiring Rencol.  These investors included, among others, Mr. Hale, Director, Chief Financial Officer, and President of the Company, Mr. Kassel, Director and Chairman and Chief Executive Officer and Mr. Franzone, Director and President of EHC.  The investors formed a company for the purposes of the transaction named Rencol Acquistions, LLC.

An independent committee of the Board of Directors of the Company was convened to review the proposal by the outside investors on behalf of the Company.   The independent committee of the Board of Directors approved the proposed transaction upon the following terms:

(1)	Rencol Acquisitions, LLC would agree to reimburse the Company for all expenses incurred in the Company’s pursuit of the acquisition of Rencol.
(2)

Rencol would agree to become a customer of the Company for its manufactured products sourced in China on the same terms and conditions as other customers of the Company for a period of a least two years after the acquisition.

(3)	EHC would be the exclusive distributor of Rencol products in North America and Rencol would be a distributor of EHC products for a two year period.

Pursuant to an agreement dated as of February 9, 2005, the Company assigned its rights to Rencol Acquisitions, LLC who subsequently completed the purchase of Rencol in February 2005.  In March 2005, Rencol Acquisitions, LLC reimbursed the Company approximately $161,000 for expenses incurred by the Company as a result of their pursuit of the acquisition of Rencol, which was included in the Company’s receivables as of December 31, 2004.  During the quarter ended March 25, 2005, the Company charged Rencol a service fee of $3,000.

8.	LINE OF CREDIT

On July 29, 2003, the Company closed on a Revolving Line of Credit (“the line”) with People’s Bank with a maximum amount of borrowing of up to $1,500,000.  The Company can borrow against 85% of eligible accounts receivable plus the lower of 25% of eligible inventory or $350,000.  Under the revolving line agreement the Company is required to meet financial covenants.  The line bears annual interest at the Bank’s prime rate (5.75% at March 25, 2005) plus one percent (1%), payable monthly.  The loan is secured by substantially all of the assets of the Company and $750,000, which is unconditionally guaranteed by three officers/shareholders, each limited to $250,000.

On November 22, 2004, the Company agreed to an extension of the line of credit until November 30, 2005.  The following changes were made to the original agreement:  The extension amended the Company’s tangible net worth requirement and released one of the shareholders personal guarantee on the line of credit.  There is no assurance that the line will be renewed past November 30, 2005.  The outstanding balance of the line at March 25, 2005 was $1,131,514.  The excess availability of the line was $187,742 at March 25, 2005.

As of March 25, 2005, the Company was in violation of a debt service covenant and requested a waiver from People’s Bank.  The waiver was approved on May 5, 2005.  As part of the waiver request, projections through the quarter ended March 31, 2006 were provided to the Bank.  Based upon those projections, another waiver will be required for the second and third quarters of 2005.  Pursuant to management’s discussions with the Bank, management believes that future requests for waivers will be approved.  If a future request is not approved and the Bank decided to terminate the loan agreement, the Company would then be required to find alternative financing and to reduce costs in order to pay the loan balance in a timely manner.  The Company has initiated discussions with several alternative sources should People’s Bank decide to terminate the loan agreement.  Management believes that, if necessary, it could create the savings necessary to repay the loan in a timely manner should none of the alternative sources be feasible.  If the Company does not obtain alternative financing, the Company’s operations could be adversely affected.

9.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company views its operations as principally two segments: the manufacturing and distribution of injection molded plastic components and the outsourcing of manufacturing of plastic, metal and electrical components and their assemblies.  The segments share a common workforce and office headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment.  Information with respect to foreign operations is not material.  The Company’s segment information for the quarters ended March 25, 2005 and March 26, 2004 is as follows:

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Quarter ended March 25, 2005
Net Sales	$1,208,266	$1,137,034	$—	$2,345,300
Cost of Goods Sold	702,253	882,300	—	1,584,553

Gross Profit	$506,013	$254,734	$—	$760,747

Gross Profit%	41.9%	22.4%	—	32.4%

Segment Net Income (Loss)	$18,039	$(90,227)	$(130,091)	$(202,279)

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Quarter ended March 26, 2004
Net Sales	$2,554,960	$520,030	$—	$3,074,990
Cost of Goods Sold	1,337,473	381,391	—	1,718,864

Gross Profit	$1,217,487	$138,639	$—	$1,356,126

Gross Profit%	47.7%	26.7%	—	44.1%

Segment Net Income (Loss)	$573,771	$(243,895)	$(133,269)	$196,607

10.	INCOME TAXES

The Company has a net operating loss carryforward for tax purposes totaling approximately $5,790,000 at March 25, 2005 expiring between the years 2011 through 2021.  Tax benefits from the utilization of net operating loss carryforwards will be recorded at such time and to such extent, they are assured beyond a reasonable doubt. As such, the resulting estimated net deferred tax assets of approximately $2,350,000 as of March 25, 2005, have been offset by a corresponding valuation allowance.

11.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined by dividing net (loss) income for the period by the weighted average number of common shares outstanding during the same period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company.  For the quarter ended March 25, 2005, 4,257,500 stock options and 9,018,733 warrants were not included in the dilutive earnings calculation because the effect would be antidilutive.  For the quarter ended March 26, 2004, the Company had approximately 242,500 stock options and 625,000 warrants that were not included in the dilutive earnings per share calculation because the exercise price of these items were greater than the average market price of the common stock for the period.

The following table sets forth the components used in the computation of basic and diluted earnings per share:

	Quarter Ended

	March 25, 2005	March 26, 2004

Numerator:
Net (loss) income	$(202,279)	$196,607

Denominator:
Weighted average shares	18,894,435	18,889,232

Effect of dilutive securities:
Employee stock options	—	1,290,367
Stock warrants	—	192,650

	—	1,483,017

Denominator for diluted earnings per share-adjusted weighted average shares after assumed conversions	18,894,435	20,372,249

12.	WARRANTS

On March 16, 2005, the expiration date of the Company’s 9,018,733 common stock purchase warrants was extended from April 23, 2005 to April 23, 2007.

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

RESULTS OF OPERATIONS

For the quarter ended March 25, 2005 compared to the quarter ended March 26, 2004.

NET SALES

Net consolidated sales for the quarter ended March 25, 2005 were $2,345,300 compared to sales of $3,074,990 for the quarter ended March 26, 2004. The decrease of $726,690 or 23.7% was attributed to the loss of the contract with the government.  Net sales for EHC for the quarter ended March 25, 2005 were $1,208,266 compared to sales of $2,554,960 for the quarter ended March 26, 2004.  SSI had sales of $1,137,034 for the quarter ended March 25, 2005 compared to sales of $520,030 for the quarter ended March 26, 2004.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the quarter ended March 25, 2005 of 32.4%, as compared to 44.1% experienced during the quarter ended March 26, 2004.  This decrease of 11.7% can be attributed to the loss of the government contract and increased freight and duty costs.  Products sold to the government were sold at a higher gross profit percentage as compared to commercial products.  EHC had a gross profit of 41.9% for the quarter ended March 25, 2005 compared to 47.7% for the quarter ended March 26, 2004.  SSI had a gross profit of 22.4% for the quarter ended March 25, 2005 compared to 26.7% for the quarter ended March 26, 2004.

OPERATING EXPENSES

Selling

Selling expenses for the quarter ended March 25, 2005 were $340,595 as compared to $437,352 for the quarter ended March 26, 2004.   The decrease of $96,757 or 22.1% for the period is primarily attributable to a decrease in advertising and public relations expenses as well as reduced freight charges due to less volume of shipments by EHC and reduced travel expenses.  EHC’s selling expenses for the quarter ended March 25, 2005 were $183,610 compared to $230,641 for the quarter ended March 26, 2004.  The decrease was due to cutting advertising expenditures.  SSI’s selling expenses for the quarter ended March 25, 2005 were $151,494 compared to $162,081 for the quarter ended March 25, 2004.  The decrease was due to a reduction of travel expenses.

General, and Administrative Expenses

General and administrative expenses for the quarter ended March 25, 2005 were $599,416 as compared to $723,000 the quarter ended March 26, 2004.  The decrease of $123,584 or 17.1% for the period is primarily attributable to a decrease in staff and consulting fees.  EHC’s general and administrative expenses for the quarter ended March 25, 2005 were $262,327 compared to $392,259 for the quarter ended March 26, 2004.  SSI’s general and administrative expenses for the quarter ended March 25, 2005 were $192,474 compared to $219,114 for the quarter ended March 26, 2004.  ISSI’s general and administrative expenses for the quarter ended March 25, 2005 were $144,428 compared to $111,488 for the quarter ended March 26, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company’s primary source of liquidity has been cash flow generated internally from operations.  The Company’s cash decreased to $526,991 at March 25, 2005 from $531,281 at December 31, 2004.

Cash flow used in operating activities was $177,908 for the quarter ended March 25, 2005 which included a net loss of $202,279.  The increase in accounts receivable is the result of the increase in sales for the quarter ended March 25, 2005, offset by the collection of receivables during the quarter ended March 25, 2005. The net decrease in inventory results from a reserve of approximately $77,000 for obsolete inventory. The increase in prepaid expenses and other current assets is a result of the additional deposits placed and costs associated with tooling and production orders in process that were not completed at March 25, 2005. Cash used in investing activities for the quarter ended March 25, 2005 was $14,293, which consisted of cash for the purchase of computer equipment and material handling equipment and storage infrastructure.

Net cash provided by financing activities for the quarter ended March 25, 2005 was $187,911.  Cash of $ 7,530 was used to make principal payments on loans payable and $4,972 was used to make capital lease repayments.  As of March 25, 2005, the Company had additional borrowings from the line of credit of approximately $200,000.

On July 29, 2003, the Company closed on a Revolving Line of Credit (“the line”) with People’s Bank with a maximum amount of borrowing of up to $1,500,000.  The Company can borrow against 85% of eligible accounts receivable plus the lower of 25% of eligible inventory or $350,000.  Under the revolving line agreement the Company is required to meet financial covenants.  The line bears annual interest at the Bank’s prime rate (5.75% at March 25, 2005) plus one percent (1%), payable monthly.  The loan is secured by substantially all of the assets of the Company and $750,000, which is unconditionally guaranteed by three officers/shareholders, each limited to $250,000.

On November 22, 2004, the Company agreed to an extension of the line of credit until November 30, 2005.  The following changes were made to the original agreement:  The extension amended the Company’s tangible net worth requirement and released one of the shareholders’ personal guarantee on the line of credit.  There is no assurance that the line will be renewed past November 30, 2005.  The outstanding balance of the line at March 25, 2005 was $1,131,514.  The excess availability of the line was $187,742 at March 25, 2005.

As of March 25, 2005, the Company was in violation of a debt service covenant and requested a waiver from People’s Bank.  The waiver was approved on May 5, 2005.  As part of the waiver request, projections through the quarter ended March 31, 2006 were provided to the Bank.  Based upon those projections, another waiver will be required for the second and third quarters of 2005.  Pursuant to management’s discussions with the Bank, management believes that future requests for waivers will be approved.  If a future request is not approved and the Bank decided to terminate the loan agreement, the Company would then be required to find alternative financing and to reduce costs in order to pay the loan balance in a timely manner.  The Company has initiated discussions with several alternative sources should People’s Bank decide to terminate the loan agreement.  Management believes that, if necessary, it could create the savings necessary to repay the loan in a timely manner should none of the alternative sources be feasible.  If the Company does not obtain alternative financing, the Company’s operations could be adversely affected.

The Company had a contract with Defense Supply Center Philadelphia (“DSCP”) which expired in June 2004.  On May 28, 2004 the Company submitted a response to a Request For Proposal from DSCP that is designed to place over 600 federal Supply Class 5355 competitive items under one or more Indefinite Quantity Contracts.  On September 29, 2004, the Company was informed that it had been awarded contracts for 16 of these items.  The government estimates the value of these contracts at $132,715 per year.  On September 10, 2004, the Company submitted a response to a second Request For Proposal that is designed to place over 200 items under one or more contracts.  This contract has not yet been awarded and a date for the reward of this contract has not been specified.  The Company has been informed that a third Request For Proposal to place additional items under contract is now in draft and will be released at a later date.  The sales to the DSCP approximated 10% and 58% of the total Company’s sales for the quarters ended March 25, 2005 and March 26, 2004, respectively.  Pending an award of the remaining parts of the government contract, management has already made personnel reductions and cut other overhead costs.  In addition, management plans to further increase its outsourcing to China for products not sold to the US government, thereby incurring additional significant savings on the manufacture/purchase of products.  While there can be no assurances, management believes that its cash on hand and expected cash flows from operations and financing will provide adequate cash flow to fund the Company’s operations at least through March 31, 2006.

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

ITEM 3.     Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13d-15(e) and 15d-15(e)). Based upon that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-QSB our disclosure controls and procedures were not adequate to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time period.

Changes in Internal Controls

We are not an accelerated filer (as defined in the Securities Exchange Act) and are not required to deliver management’s report on control over financial reporting until our fiscal year ended December 31, 2006. Nevertheless, our independent public accountants have identified certain matters that would constitute material weaknesses (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

The material weakness is the lack of necessary accounting resources to ensure consistently complete and accurate reporting of financial information.  During the first quarter of 2004, our independent public accountants identified a lack of complete disclosure in reporting of financial information in respect to certain related party transactions.  The Company does not have a full time in house controller or chief financial officer.  This decentralizes the financial reporting function and limits the effectiveness of the disclosure control procedures for financial reporting.  In order to correct this deficiency in the future, management will seek additional qualified in house accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter.

We believe that for reasons described above we will be able to improve our disclosure controls and procedures and remedy the material weaknesses identified above. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected.

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 25, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

          NONE

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

The expiration date for common stock purchase warrants were extended from April 23, 2005 to April 23, 2007.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

As of March 25, 2005, the Company was in default of the debt service covenant of its loan agreement with People’s Bank.  The debt service covenant requires that net cash flow, to debt service, on a consolidated basis, to be less than 1.75 to 1, at the end of any quarter, as computed on a four quarter rolling basis.

On April 27, 2005, the Company requested a waiver of the debt service covenant from People’s Bank.  The waiver was approved on May 5, 2005.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          NONE

ITEM 5.     OTHER INFORMATION

In 2004, the Company commenced the due diligence process in connection with preliminary discussions to acquire a knob, handle and hand wheel manufacturer, Ray Engineering Company Limited (“Rencol”), located in Bristol, United Kingdom.  In January 2005, the Company concluded that it was not able to acquire Rencol due to limitations imposed by agreements with lenders, and lack of other adequate resources to complete the transaction.  Upon the decision of the Company to terminate discussions to acquire Rencol, a group of investors expressed an interest in acquiring Rencol.  These investors included, among others, Mr. Hale, Director, Chief Financial Officer, and President of the Company, Mr. Kassel, Director and Chairman and Chief Executive Officer and Mr. Franzone, Director and President of EHC.  The investors formed a company for the purposes of the transaction named Rencol Acquistions, LLC.

An independent committee of the Board of Directors of the Company was convened to review the proposal by the outside investors on behalf of the Company.   The independent committee of the Board of Directors approved the proposed transaction upon the following terms:

(1)	Rencol Acquisitions, LLC would agree to reimburse the Company for all expenses incurred in the Company’s pursuit of the acquisition of Rencol.
(2)

Rencol would agree to become a customer of the Company for its manufactured products sourced in China on the same terms and conditions as other customers of the Company for a period of a least two years after the acquisition.

(3)

Electronic Hardware Corp., a subsidiary of the Company, would be the exclusive distributor of Rencol products in North America and Rencol would be a distributor of Electronic Hardware Corp. products for a two year period.

Pursuant to an agreement dated as of February 9, 2005, the Company assigned its rights to Rencol Acquisitions, LLC who subsequently completed the purchase of Rencol in February 2005.  In March 2005, Rencol Acquisitions, LLC reimbursed the Company approximately $161,000 for expenses incurred by the Company as a result of their pursuit of the acquisition of Rencol, which was included in the Company’s receivables as of December 31, 2004.  During the quarter ended March 25, 2005. the Company charged Rencol a $3,000 service fee.

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

Reports on 8-K:

During the quarter ended March 25, 2005, the Company filed one report on form 8K.

A report on Form 8-K was filed on March 22, 2005, reporting that the Board of Directors voted to extend the expiration date of the common stock purchase warrants from April 23, 2005 to April 23, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SMART SOURCING, INC.

May 6, 2005	/S/DAVID KASSEL

Date	David Kassel
Chairman of the Board of Directors and Chief Executive Officer

May 6, 2005	/S/DAVID HALE

Date	David Hale
President, Acting Chief Financial Officer and Director