Form 10QSB
period 2005-06-24
INTERNATIONAL SMART SOURCING INC
filed 2005-08-08
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 24, 2005

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

As of August 5, 2005, the Registrant had 18,899,435 shares of its Common Stock, $0.001 par value, issued and outstanding.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

FORM 10-QSB

JUNE 24, 2005

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

JUNE 24, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$405,012
Accounts receivable - net of allowance for doubtful accounts of $12,536	1,639,353
Inventories, net	1,900,512
Prepaid expenses and other current assets	286,448

TOTAL CURRENT ASSETS	4,231,325
Property and equipment – net	189,200

TOTAL ASSETS	$4,420,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,169,904
Deferred revenue	196,900
Line of credit	1,098,060
Current portion of long tem debt	32,022
Current portion capital lease obligations	11,716

TOTAL CURRENT LIABILITIES	2,508,602
Long term debt (including $120,522 to officer/shareholders) - less current portion	143,146
Capital leases obligations - less current portion	3,308

TOTAL LIABILITIES	2,655,056

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	—
Common Stock, $0.001 par value, 100,000,000 shares authorized, 18,899,435 issued and outstanding	18,899
Additional paid-in capital	8,239,495
Accumulated deficit	(6,492,925)

TOTAL SHAREHOLDERS’ EQUITY	1,765,469

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,420,525

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended		Two Quarters Ended

	June 24, 2005	June 25, 2004	June 24, 2005	June 25, 2004

NET SALES	$2,920,692	$3,486,129	$5,265,992	$6,561,119
COST OF GOODS SOLD	1,805,665	1,935,175	3,390,218	3,654,039

GROSS PROFIT	1,115,027	1,550,954	1,875,774	2,907,080

OPERATING EXPENSES
Selling	367,641	426,884	708,236	869,559
General and administrative	708,352	722,889	1,307,768	1,440,566

TOTAL OPERATING EXPENSES	1,075,993	1,149,773	2,016,004	2,310,125

INCOME (LOSS) FROM OPERATIONS	39,034	401,181	(140,230)	596,955
Interest and other income	21,290	1,965	32,596	44,084
Interest and other expenses	(18,613)	(41,910)	(52,934)	(83,196)

NET INCOME (LOSS)	$41,711	$361,236	$(160,568)	$557,843

Earnings (loss) per share of common stock:
BASIC:
Net income (loss) per share	$0.00	$0.02	$(0.01)	$0.03

Weighted average number of shares of common stock outstanding	18,895,589	18,894,435	18,895,035	18,891,835

DILUTED:
Net income (loss) per share	$0.00	$0.02	$(0.01)	$0.03

Weighted average number of shares of common stock and common stock equivalents outstanding	18,954,415	20,062,110	18,895,035	20,186,480

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Two Quarters Ended

	June 24, 2005	June 25, 2004

Cash flows from operating activities:
Net (loss) income	$(160,568)	$557,843

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	62,358	80,041
Amortization	4,869	4,869
Inventory reserve	148,651	72,000
Bad debt expense	3,485	5,971
Non-cash expenses related to issuance of stock to consultants	2,250	7,500
Other than temporary decline in available for sale security	—	16,828
Changes in operating assets and liabilities:
Accounts receivable, net	(392,269)	(83,701)
Inventories	(6,015)	(158,057)
Prepaid expenses and other current assets	(21,994)	(21,693)
Accounts payable and accrued expenses	72,018	95,133
Deferred revenue	34,426	50,623

Total adjustments	(92,221)	69,514

Net cash (used in) provided by operating activities	(252,789)	627,357

Cash flows used in investing activities:
Expenditures for property and equipment	(15,369)	(25,624)

Cash flows from financing activities:
Capital lease repayments	(9,878)	(17,759)
Proceeds (Payments) of line of credit	166,959	(170,889)
Principal repayments of loans	(15,192)	(128,825)

Net cash provided by (used in) financing activities	141,889	(317,473)

Net (decrease) increase in cash and cash equivalents	(126,269)	284,260
Cash and cash equivalents - beginning of period	531,281	592,935

Cash and cash equivalents - end of period	$405,012	$877,195

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 24, 2005

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim unaudited condensed consolidated financial statements and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and disclosures required for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the International Smart Sourcing, Inc. and Subsidiaries’ (the “Company” or “ISSI”) annual report on Form 10-KSB for the year ended December 31, 2004.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 24, 2005 and the results of operations and cash flows for the periods shown have been included.

The results of operations for the period ended June 24, 2005, are not necessarily indicative of the results to be expected for the full year ending December 30, 2005.

2.	MANAGEMENT PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which assumes continuity of operations and that assets will be realized and liabilities will be discharged in the normal course of business.  The following events occurred which may have a significant impact on the Company’s consolidated financial condition, operations and cash flows.

As of June 24, 2005, the Company has a $1,500,000 revolving line of credit with People’s Bank (the “Bank”) which expires on November 30, 2005.  Management of the Company has initiated discussions with the Bank regarding renewal of the line and has been informed by representatives of the Bank that after reviewing the results of the Company’s nine months ending September 30, 2005 financial results, the Bank will commence reviewing the Company’s request.  The Company has also initiated discussions with several alternate sources in the event that the Bank decides not to renew the line.  The absence of a credit line could adversely affect the Company’s operations.  Management believes that should the Bank decide not to renew the line and if none of the current alternate sources are feasible to the Company at that time, the Company would explore other sources of financing to pay off the line, although there can be no assurance.  Management anticipates, although there is no assurance of such, that based upon its past relationship with the Bank, the Company would be allowed sufficient time for repayment.  The line’s outstanding balance was $1,098,060 at June 24, 2005 and $940,463 at August 2, 2005.  In addition, as of June 24, 2005, the Company is in violation of a certain financial covenant.  On August 3, 2005, the Bank granted the Company a waiver and reduced the existing line of credit from $1,500,000 to $1,250,000.  As further discussed in Note 8 the Company does not expect to be in compliance with the covenant for the two succeeding quarters.  Management anticipates obtaining future waivers from the Bank, but there can be no assurances that future waivers will be granted.

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

Pending an award of the remaining parts of the government contract, management has already made personnel reductions and cut other overhead costs.  In addition, management plans to further increase its outsourcing to China for products not sold to the US government, thereby anticipating additional savings on the manufacture/purchase of products.  While there can be no assurances, management believes that its cash on hand and expected cash flows from operations and expected financing will provide adequate cash flow to fund the Company’s operations at least through June 30, 2006.

The sales to the DSCP approximated 8% and 54% of the total Company’s sales for the two quarters ended June 24, 2005 and June 25, 2004, respectively.  The sales to the DSCP approximated 7% and 50% of the total Company’s sales for the quarters ended June 24, 2005 and June 25, 2004, respectively.

3.	SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year
The Company operates on a “52/53 Week” with reporting periods ending on the last Friday of the month.

The “Two quarters ended June 24, 2005” represents the period from January 1, 2005 to June 24, 2005.  The “Quarter ended June 24, 2005” represents the period from March 26, 2005 to June 24, 2005.  The “Two quarters ended June 25, 2004” represents the period from December 27, 2003 to June 25, 2004.  The “Quarter ended June 25, 2004” represents the period from March 27, 2004 to June 25, 2004.

Reclassifications

Certain accounts in the prior periods financial statements have been reclassified for comparative purposes to conform to the presentation in the current periods financial statements.  These reclassifications have no effect on previously reported income.

Stock Dividend

The 400% stock dividend approved by the Company’s Board of Directors in October 2004, and is effective December 10, 1004, has been retroactively reflected in all 2004 share and per share data.

Recent Accounting Pronouncements

(i)	FIN 47

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 provides clarification of certain sections of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.”  Specifically, FIN 47 clarifies the term conditional asset retirement obligation used in Statement of Financial Accounting Standards No. 143 (“SFAS 143”) and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  Management is currently evaluating the provisions of FIN 47 and does not expect the adoption will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(ii)	FIN 46

In January 2003, as revised December 2003, the FASB issued FASB Interpretation No. 46, (“FIN 46”) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at the risk for the entity to finance its activities without additional financial support from other parties.  FIN 46 shall be applied to all variable interest entities by the end of the first reporting period ending after December 31, 2004, for enterprises that are small business issuers.

On March 3, 2005 the FASB issued FASB Staff Position FIN 46 (R)-5, which addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or a potential VIE when specific conditions exist.  The Company leases its premises from K&G Realty, LLC.  K&G Realty, LLC is owned by two officers/shareholders of the Company.  Management has evaluated the relationship between the Company and K&G Realty, LLC and has determined that K&G Realty, LLC is not an implicit variable interest entity and FASB Staff Position FIN 46 (R)-5 has no impact on the Company’s consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the    Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

STOCK BASED COMPENSATION

As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, (revised 2004), “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25. Options granted to employees have been issued at an exercise price equal to or above the market value of the underlying common stock on the date of the grant.  During the two quarters ended June 24, 2005 and June 25, 2004, the Company granted 5,000 and 7,515 shares, respectively, of the Company’s common stock to consultants and recorded stock based compensation of $2,250 and $7,500, respectively, which is reflected in the accompanying unaudited condensed consolidated statements of operations.

The following table illustrates the effect on net (loss) income and net (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Two Quarters Ended

	June 24, 2005	June 25, 2004

Net (loss) income as reported	$(160,568)	$557,843
Less: total stock-based employee compensation expense determined under fair value method, net of related tax effects	—	180,924

Pro Forma net (loss) income	$(160,568)	$376,919

Net (loss) income per share:
Basic net (loss) income per share as reported	$(0.01)	$0.03
Pro forma basic net (loss) income per share	$(0.01)	$0.02
Diluted net (loss) income per share as reported	$(0.01)	$0.03
Pro forma diluted net (loss) income per share	$(0.01)	$0.02

	Quarter Ended

	June 24, 2005	June 25, 2004

Net income as reported	$41,711	$361,236
Less: total stock-based employee compensation expense determined under fair value method, net of related tax effects	—	90,462

Pro Forma net income	$41,711	$270,774

Net income per share:
Basic net income per share as reported	$0.00	$0.02
Pro forma basic net income per share	$0.00	$0.01
Diluted net income per share as reported	$0.00	$0.02
Pro forma diluted net income per share	$0.00	$0.01

4.	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

During the two quarters ended June 24, 2005 and June 25, 2004, the United States Government accounted for approximately 8% and 54%, respectively, of the Company’s net sales.  During the quarters ended June 24, 2005 and June 25, 2004, the United States Government accounted for approximately 7% and 50% of the Company’s net sales, respectively.  The United States government accounted for approximately 3.5% of the Company’s outstanding accounts receivable as of June 24, 2005.

5.	INVENTORIES, NET

Inventories, net, consist of the following at June 24, 2005:

Raw Materials	$246,027
Work in Process	80,525
Finished Goods	1,722,611

2,049,163
Less: reserve for obsolescence	(148,651)

$1,900,512

The government inventory on hand at June 24, 2005 was $822,048.  During the two quarters ended June 24, 2005, the Company recorded a reserve of $148,651, approximately $94,000 of the reserve recorded was for government inventory.  As a result of the expiration of the contract with DSCP in June 2004, the Company is exploring various alternatives to sell the government inventory on hand.  Management believes that the inventory reserve is sufficient. However, it is possible that additional reserves may be required to be recorded in the near term, and those additional reserves could be material.

6.	SHIPPING AND HANDLING COSTS

The Company classifies EHC’s shipping and handling costs as a component of selling expenses. These costs are for shipping the product to the customer.  Shipping and handling costs were $73,777 and $108,508 for the two quarters ended June 24, 2005 and June 25, 2004, respectively.  Shipping and handling costs were $38,474 and $54,101 for the quarters ended June 24, 2005 and June 25, 2004, respectively.  EHC does not separately charge these costs to its customers.  SSI’s shipping and handling costs are a component of cost of sales.  These include freight and duty charges from China to the United States in addition to shipping products to the customer.

7.	RELATED PARTY TRANSACTIONS

The Company leases its premises in Farmingdale, N.Y. from K&G Realty, a company owned by David Kassel and Harry Goodman who are two of the officers/shareholders of the Company.  Rent expense for the two quarters ended June 24, 2005 and June 25, 2004 was $103,182 and $97,176, respectively.  Rent expense for the quarters ended June 24, 2005 and June 25, 2004 was $51,591 and $48,588, respectively.

Sales to another company owned by David Kassel, Harry Goodman and Andrew Franzone who are three officer/shareholders of the Company during the two quarters ended June 24, 2005 and June 25, 2004 included $351,533 and $214,647, respectively.  Gross profit on such sales was $31,609 and $31,198, respectively.  Sales during the quarters ended June 24, 2005 and June 25, 2004 included $188,106 and $124,644, respectively.  Gross profit on such sales was $16,610 and $29,088 for the quarters ended June 24, 2005 and June 25, 2004, respectively.  Accounts receivable from the related company was $202,364 at June 24, 2005.

In 2004, the Company commenced the due diligence process in connection with preliminary discussions to acquire a knob, handle and hand wheel manufacturer, Ray Engineering Company Limited (“Rencol”), located in Bristol, United Kingdom.  In January 2005, the Company concluded that it was not able to acquire Rencol due to limitations imposed by agreements with lenders, and lack of other adequate resources to complete the transaction.  Upon the decision of the Company to terminate discussions to acquire Rencol, a group of investors expressed an interest in acquiring Rencol.  These investors included, among others, Mr. Hale, Chairman, Acting Chief Financial Officer, and President of the Company, Mr. Kassel, Director and Chief Executive Officer, Mr. Franzone, Director and President of EHC and Mark Mandel, an Auditing consultant to the Company.  The investors formed a company for the purposes of the transaction named Rencol Acquistions, LLC.

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
(2)

Rencol would agree to become a customer of the Company for its manufactured products sourced in China on the same terms and conditions as other customers of the Company for a period of at least two years after the acquisition.

(3)	EHC would be the exclusive distributor of Rencol products in North America and Rencol would be a distributor of EHC products for a two year period.

Pursuant to an agreement dated as of February 9, 2005, the Company assigned its rights to Rencol Acquisitions, LLC who subsequently completed the purchase of Rencol in February 2005.  In March 2005, Rencol Acquisitions, LLC reimbursed the Company approximately $161,000 for expenses incurred by the Company as a result of its pursuit of the acquisition of Rencol, which was included in the Company’s receivables as of December 31, 2004.  During the quarter and two quarters ended June 24, 2005, the Company charged Rencol engineering service fees of $15,000 and $18,000, respectively.

8.	LINE OF CREDIT

On July 29, 2003, the Company closed on a Revolving Line of Credit (“the line”) with People’s Bank with a maximum amount of borrowing of $1,500,000.  The Company is able to borrow against 85% of eligible accounts receivable plus the lower of 25% of eligible inventory or $350,000.  Pursuant to the line agreement, the Company is required to meet certain financial covenants.  The line bears annual interest at the Bank’s prime rate (6.25% at June 24, 2005) plus one percent (1%), payable monthly.  The loan is secured by substantially all of the assets of the Company and originally, $750,000, which is unconditionally guaranteed by three officers/shareholders, each limited to $250,000.

On November 22, 2004, the Company agreed to an extension of the line of credit until November 30, 2005, which included the following changes to the original agreement:  The extension amended the Company’s tangible net worth requirement and released one of the shareholder’s personal guarantees on the line of credit.  There is no assurance that the line will be renewed past November 30, 2005.  The outstanding balance of the line at June 24, 2005 was $1,098,060 and $940,463 at August 2, 2005.  The excess availability of the line was $401,940 at June 24, 2005.

As of June 24, 2005, the Company was in violation of a debt service covenant and requested a waiver from People’s Bank on July 27, 2005.  The waiver was approved on August 3, 2005 and the existing line of credit of $1,500,000 was reduced to $1,250,000.  If a future request is not approved and the Bank decides to terminate the loan agreement, the Company would then be required to find alternative financing.  The Company has initiated discussions with several alternative sources should People’s Bank decide to terminate the loan agreement. If the Company does not obtain alternative financing, the Company’s operations could be adversely affected.

9.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company views its operations as principally two segments: the manufacturing and distribution of injection molded plastic components and the outsourcing of manufacturing of plastic, metal and electrical components and their assemblies.  The segments share a common workforce and office headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment.  The Company’s segment information for the two quarters and quarters ended June 24, 2005 and June 25, 2004, is as follows:

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Two Quarters ended June 24, 2005
Net Sales	$2,583,968	$2,682,024	$—	$5,265,992
Cost of Goods Sold	1,341,725	2,048,493	—	3,390,218

Gross Profit	$1,242,243	$633,531	$—	$1,875,774

Gross Profit %	48.1%	23.6%	—	35.6%

Segment Net Income (Loss)	$218,788	$(54,918)	$(324,438)	$(160,568)

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Two Quarters ended June 25, 2004
Net Sales	$5,299,496	$1,261,623	$—	$6,561,119
Cost of Goods Sold	2,658,337	995,702	—	3,654,039

Gross Profit	$2,641,159	$265,921	$—	$2,907,080

Gross Profit %	49.8%	21.1%	—	44.3%

Segment Net Income (Loss)	$1,224,296	$(401,963)	$(264,490)	$557,843

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Quarter ended June 24, 2005
Net Sales	$1,375,702	$1,544,990	$—	$2,920,692
Cost of Goods Sold	639,472	1,166,193	—	1,805,665

Gross Profit	$736,230	$378,797	$—	$1,115,027

Gross Profit %	53.5%	24.5%	—	38.2%

Segment Net Income (Loss)	$200,749	$35,309	$(194,347)	$41,711

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Quarter ended June 25, 2004
Net Sales	$2,744,536	$741,593	$—	$3,486,129
Cost of Goods Sold	1,365,864	569,311	—	1,935,175

Gross Profit	$1,378,672	$172,282	$—	$1,550,954

Gross Profit %	50.2%	23.2%	—	44.5%

Segment Net Income (Loss)	$650,525	$(158,068)	$(131,221)	$361,236

10.	INCOME TAXES

The Company has a net operating loss carryforward for tax purposes totaling approximately $5,747,000 at June 24, 2005 expiring between the years 2010 through 2021.  Tax benefits from the utilization of net operating loss carryforwards will be recorded at such time and to such extent, they are assured beyond a reasonable doubt. As such, the resulting estimated net deferred tax asset of approximately $2,333,000 as of June 24, 2005, have been offset by a corresponding valuation allowance.

11.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined by dividing net (loss) income for the period by the weighted average number of common shares outstanding during the same period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company.  For the two quarters ended June 24, 2005, the Company had approximately 4,015,000 stock options and 9,018,733 warrants that were not included in the dilutive earnings calculation because the effect would be antidilutive.  For the two quarters ended June 25, 2004, the Company had 242,500 stock options and 8,609,295 warrants that were not included in the dilutive earnings per share calculation because the exercise price was greater than the average market price of the common stock for the period.  For the quarters ended June 24, 2005 and June 25, 2004, the Company had approximately 1,985,000 and 242,500 stock options and 9,018,733 and 8,609,295 warrants, respectively,  that were not included in the dilutive earnings per share calculation because the exercise price of these items was greater than the average market price of the common stock for the period.

The following table sets forth the components used in the computation of basic and diluted (loss) earnings per share:

	Two Quarters Ended

	June 24, 2005	June 25, 2004

Numerator:
Net (loss) income	$(160,568)	$557,843

Denominator:
Weighted average shares	18,895,035	18,891,835

Effect of dilutive securities:
Employee stock options	—	1,177,120
Stock warrants	—	117,525

	—	1,294,645

Denominator for diluted earnings per share-adjusted weighted average shares after assumed conversions	18,895,035	20,186,480

	Quarter Ended

	June 24, 2005	June 25, 2004

Numerator:
Net income	$41,711	$361,236

Denominator:
Weighted average shares	18,895,589	18,894,435

Effect of dilutive securities:
Employee stock options	58,826	1,070,875
Stock warrants	—	96,800

	58,826	1,167,675

Denominator for diluted earnings per share-adjusted weighted average shares after assumed conversions	18,954,415	20,062,110

12.	WARRANTS

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

Smart Sourcing, Inc. (formerly International Plastic Technologies, Inc.)  (“SSI”) specializes in assisting companies in reducing their cost of manufacturing by outsourcing to China.  Through offices in the United States and China, SSI has put in place the system necessary to simplify the transition of moving work to China.  SSI’s product specialization includes tooling, injection molding and secondary operations, castings, mechanical assemblies, electronic manufacturing services and metal stampings.  SSI represents the Company’s outsourcing segment.

Compact Disc Packaging Corp. (“CDP”) is currently inactive.  Its business is the manufacturing, marketing and sale of a compact disc packaging system.

RESULTS OF OPERATIONS

For the two quarters ended June 24, 2005 compared to the two quarters ended June 25, 2004:

NET SALES

Net sales for the two quarters ended June 24, 2005 were $5,265,992 compared to sales of $6,561,119 for the two quarters ended June 25, 2004. The decrease of $1,295,127 or 19.7% was attributed to the loss of the contract with the Government.  Net sales for EHC for the two quarters ended June 24, 2005 were $2,583,968 compared to sales of $5,299,496 for the two quarters ended June 25, 2004.  The decrease in sales for EHC is due the loss of the contract with the Government.  SSI had sales of $2,682,024 for the two quarters ended June 24, 2005 compared to sales of $1,261,623 for the two quarters ended June 25, 2004.   SSI’s sales increased due to increased sales to existing customer base and sales to new customers resulting from increased marketing efforts.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the two quarters ended June 24, 2005 of 35.6%, as compared to 44.3% experienced during the two quarters ended June 25, 2004.  This decrease of 8.7%, can be attributed to the loss of the government contract and increased freight and duty costs for SSI.  Products sold to the government were sold at a higher gross profit percentage as compared to commercial products.  In addition, SSI sales account for a greater percentage of overall sales and the gross profit percentage is much lower on these products.   EHC had a gross profit of 48.1% for the two quarters ended June 24, 2005 compared to 49.8% for the two quarters ended June 25, 2004.  This decrease can be attributed to additional costs in China.

SSI had a gross profit of 23.6% for the two quarters ended June 24, 2005 compared to 21.1% for the two quarters ended June 25, 2004.  Gross profit for SSI has increased due to increased Value Added Tax (“VAT”) refunds.  VAT is a refund provided by the Chinese government for goods manufactured in China and exported out of China.

OPERATING EXPENSES

Selling and Shipping

Selling and shipping expenses for the two quarters ended June 24, 2005 were $708,236 as compared to $869,559 for the two quarters ended June 25, 2004.   The decrease of $161,323 or 18.6% for the period is primarily attributable to a decrease in advertising expenses.  EHC’s shipping and selling expenses for the two quarters ended June 24, 2005 were $370,625 compared to $478,084 for the two quarters ended June 25, 2004.  The decrease was due to reduced freight charges, shipping salaries and advertising expenses.  SSI’s selling and shipping expenses for the two quarters ended June 24, 2005 were $308,540 compared to $324,832 for the two quarters ended June 25, 2004.  The decrease was due to reduced travel expenses.  ISSI’s selling and shipping expenses for the two quarters ended June 24, 2005 were $29,071 compared to $66,643 for the two quarters ended June 24, 2005.  The decrease was due to decreased consulting and public relations expenses.

General, and Administrative Expenses

General and administrative expenses for the two quarters ended June 24, 2005 were $1,307,768 as compared to $1,440,566 for the two quarters ended June 25, 2004.  The decrease of $132,798 or 9.2% for the period is primarily attributable to a decrease in consulting fees and office expenses.  EHC’s general and administrative expenses for the two quarters ended June 24, 2005 were $554,422 compared to $777,936 for the two quarters ended June 25, 2004.  The decrease of $223,514 or 28.7% can be attributed to a decrease in consulting fees and reduced salaries.  SSI’s general and administrative expenses for the two quarters ended June 24, 2005 were $377,907 compared to $430,436 for the two quarters ended June 25, 2004.  The decrease was attributed to decreased staff expenses.  ISSI’s general and administrative expenses for the two quarters ended June 24, 2005 were $375,302 compared to $232,194 for the two quarters ended June 25, 2004.     The increase was due to an increase in audit and legal fees.

RESULTS OF OPERATIONS

For the quarter ended June 24, 2005 compared to the quarter ended June 25, 2004:

NET SALES

Net sales for the quarter ended June 24, 2005 were $2,920,692 compared to sales of $3,486,129 for the quarter ended June 25, 2004. The decrease of $565,437 or 16.2% was attributed to a decrease in sales due to the loss of the contract with the Government that was partially offset by an increase in orders through SSI.  Net sales for EHC for the quarter ended June 24, 2005 were $1,375,702 compared to sales of $2,744,536 for the quarter ended June 25, 2004.  The decrease in sales for EHC is due to the loss of the contract with the Government.  SSI had sales of $1,544,990 for the quarter ended June 24, 2005 compared to sales of $741,593 for the quarter ended June 25, 2004.   SSI’s sales increased due to increased sales to existing customer base and sales to new customers resulting from increased marketing efforts.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the quarter ended June 24, 2005 of 38.2%, as compared to 44.5% experienced during the quarter ended June 25, 2004.    This decrease of 6.3% can be attributed to the loss of the government contract and increased freight and duty costs.  Products sold to the government were sold at a higher gross profit percentage as compared to commercial products.  In addition, SSI sales account for a greater percentage of overall sales and the gross profit percentage is much lower on these products.   EHC had a gross profit of 53.5% for the quarter ended June 24, 2005 compared to 50.2% for the quarter ended June 24, 2004.  This increase can be attributed to additional products being manufactured in China.  SSI had a gross profit of 24.5% for the quarter ended June 24, 2005 compared to 23.2% for the quarter ended June 25, 2004.

OPERATING EXPENSES

Selling and Shipping

Selling and shipping expenses for the quarter ended June 24, 2005 were $367,641 as compared to $426,884 for the quarter ended June 25, 2004.   The decrease of $59,243 or 13.9% for the period is primarily attributable to a decrease in staff, advertising and travel expenses.  EHC’s selling and shipping expenses for the quarter ended June 24, 2005 were $187,015 compared to $247,443 for the quarter ended June 25, 2004.  The decrease was due to a reduction in advertising and staff expenses.   SSI’s selling and shipping expenses for the quarter ended June 24, 2005 were $157,046 compared to $157,428 for the quarter ended June 25, 2004.

General, and Administrative Expenses

General and administrative expenses for the quarter ended June 24, 2005 were $708,352 as compared to $722,889 for the quarter ended June 25, 2004.  The decrease of 14,537 or 2.0% for the period is primarily attributable to a decrease in consulting fees.  EHC’s general and administrative expenses for the quarter ended June 24, 2005 were $292,095 compared to $385,677 for the quarter ended June 25, 2004.  The decrease can be attributed to a decrease in consulting fees.  SSI’s general and administrative expenses for the quarter ended June 24, 2005 were $185,433 compared to $216,645 for the quarter ended June 25, 2004.  The decrease was attributed to decreased staff expenses.  ISSI’s general and administrative expenses for the quarter ended June 24, 2005 were $230,824 compared to $120,567 for the quarter ended June 25, 2004.  The increase is due to an increase in audit and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company’s primary source of liquidity has been cash flow generated internally from operations.  The Company’s cash decreased to $405,012 at June 24, 2005 from $531,281 at December 31, 2004.

Cash flow used in operating activities was $252,789 for the two quarters ended June 24, 2005 which included a net loss of $160,568. The increase in accounts receivable is the result of the increase in sales from SSI for the two quarters ended June 24, 2005, offset by the collection of receivables during the two quarters ended June 24, 2005. The net decrease in inventory results from a reserve of approximately $149,000 for obsolete inventory. The increase in prepaid expenses and other current assets is a result of the additional deposits placed and costs associated with tooling and production orders in process that were not completed at June 24, 2005. Cash used in investing activities for the two quarters ended June 24, 2005 was $15,369, which consisted of cash for the purchase of computer equipment and material handling equipment and storage infrastructure.

Net cash provided by financing activities for the two quarters ended June 24, 2005 was $141,889. Cash of $ 15,192 was used to make principal payments on loans payable and $9,878 was used to make capital lease repayments.  During the two quarters ended June 24, 2005, the Company had additional borrowings from the line of credit of approximately $167,000.

On July 29, 2003, the Company closed on a Revolving Line of Credit (“the line”) with People’s Bank with a maximum amount of borrowing of $1,500,000.  The Company is able to borrow against 85% of eligible accounts receivable plus the lower of 25% of eligible inventory or $350,000.  Pursuant to the revolving line agreement the Company is required to meet certain financial covenants.  The line bears annual interest at the Bank’s prime rate (6.25% at June 24, 2005) plus one percent (1%), payable monthly.  Originally, the loan was secured by substantially all of the assets of the Company and $750,000, which is unconditionally guaranteed by three officers/shareholders, each limited to $250,000.

On November 22, 2004, the Company agreed to an extension of the line of credit until November 30, 2005, which included the following changes to the original agreement:  The extension amended the Company’s tangible net worth requirement and released one of the shareholders’ personal guarantees on the line of credit. There is no assurance that the line will be renewed past November 30, 2005.  The outstanding balance of the line at June 24, 2005 was $1,098,060.  The excess availability of the line was $401,940 at June 24, 2005.

As of June 24, 2005, the Company has a $1,500,000 revolving line of credit with People’s Bank (the “Bank”) which expires on November 30, 2005.  Management of the Company has initiated discussions with the Bank regarding renewal of the line and has been informed by representatives of the Bank that after reviewing the results of the Company’s nine months ending September 30, 2005 financial results, the Bank will commence reviewing the Company’s request.  The Company has also initiated discussions with several alternate sources in the event that the Bank decides not to renew the line.  The absence of a credit line could adversely affect the Company’s operations.  Management believes that should the Bank decide not to renew the line and if none of the current alternate sources are feasible to the Company at that time, the Company could generate adequate cash to pay off the line.  Management anticipates, although there is no assurance of such, that based upon its past relationship with the Bank, the Company would be allowed sufficient time for repayment.  The line’s outstanding balance was $1,098,060 at June 24, 2005 and $940,463 at August 2, 2005.  In addition, as of June 24, 2005, the Company is in violation of a certain financial covenant.  On August 3, 2005, the Bank granted the Company a waiver and reduced the existing line of credit from $1,500,000 to $1,250,000.  As further discussed in Note 8 in the accompanying financial statements the Company does not expect to be in compliance with the covenant for the two succeeding quarters.  Management anticipates obtaining future waivers from the Bank, but there can be no assurances that future waivers will be granted.

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

Pending an award of the remaining parts of the government contract, management has already made personnel reductions and cut other overhead costs.  In addition, management plans to further increase its outsourcing to China for products not sold to the US government, thereby anticipating additional significant savings on the manufacture/purchase of products.  While there can be no assurances, management believes that its cash on hand and expected cash flows from operations and expected financing will provide adequate cash flow to fund the Company’s operations at least through June 30, 2006.

The sales to the DSCP approximated 8% and 54% of the total Company’s sales for the two quarters ended June 24, 2005 and June 25, 2004, respectively.  The sales to the DSCP approximated 7% and 50% of the total Company’s sales for the quarters ended June 24, 2005 and June 25, 2004, respectively.

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

The material weakness is the lack of necessary accounting resources to ensure consistently complete and accurate reporting of financial information.  During the first quarter of 2005, our independent public accountants identified a lack of complete disclosure in reporting of financial information in respect to certain related party transactions.  The Company does not have a full time in house controller or chief financial officer.  This decentralizes the financial reporting function and limits the effectiveness of the disclosure control procedures for financial reporting.  In order to correct this deficiency in the future, management will seek additional qualified in house accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter.

We believe that for reasons described above we will be able to improve our disclosure controls and procedures and remedy the material weaknesses identified above. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected.

There were no significant changes in our internal controls over financial reporting that occurred during the two quarters ended June 24, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

          NONE

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

The expiration date for common stock purchase warrants were extended from April 23, 2005 to April 23, 2007.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

As of June 24, 2005, the Company was in default of the debt service covenant of its loan agreement with People’s Bank.  The debt service covenant requires that net cash flow, to debt service, on a consolidated basis, to be less than 1.75 to 1, at the end of any quarter, as computed on a four quarter rolling basis.

On July 27, 2005, the Company requested a waiver of the debt service covenant from People’s Bank.  The waiver was approved on August 3 2005 and the existing line of credit for $1,500,000 was reduced to $1,250,000.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Shareholders on June 23, 2005.  At the Annual Meeting, the Company’s shareholders voted to elect David Kassel, Andrew Franzone, Harry Goodman, David Hale, Richard Peters and Michael Rakusin to serve as directors of the Company until the 2006 Annual Meeting of Shareholders and their respective successors are duly elected and qualified.  There were 16,022,860 votes recorded of which 16,014,657 were in favor of David Kassel, David Hale, Andrew Franzone and Harry Goodman and 8,203 votes were withheld.  There were 16,014,860 in favor of Richard Peters and Michael Rakusin and 8,000 were withheld.

ITEM 5.            OTHER INFORMATION

In 2004, the Company commenced the due diligence process in connection with preliminary discussions to acquire a knob, handle and hand wheel manufacturer, Ray Engineering Company Limited (“Rencol”), located in Bristol, United Kingdom.  In January 2005, the Company concluded that it was not able to acquire Rencol due to limitations imposed by agreements with lenders, and lack of other adequate resources to complete the transaction.  Upon the decision of the Company to terminate discussions to acquire Rencol, a group of investors expressed an interest in acquiring Rencol.  These investors included, among others, Mr. Hale, Director, Acting Chief Financial Officer, Chairman and President of the Company, Mr. Kassel, Director and Chief Executive Officer and Mr. Franzone, Director and President of EHC.  The investors formed a company for the purposes of the transaction named Rencol Acquistions, LLC.

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
(2)

Rencol would agree to become a customer of the Company for its manufactured products sourced in China on the same terms and conditions as other customers of the Company for a period of at least two years after the acquisition.

(3)

Electronic Hardware Corp., a subsidiary of the Company, would be the exclusive distributor of Rencol products in North America and Rencol would be a distributor of Electronic Hardware Corp. products for a two year period.

Pursuant to an agreement dated as of February 9, 2005, the Company assigned its rights to Rencol Acquisitions, LLC who subsequently completed the purchase of Rencol in February 2005.  In March 2005, Rencol Acquisitions, LLC reimbursed the Company approximately $161,000 for expenses incurred by the Company as a result of their pursuit of the acquisition of Rencol, which was included in the Company’s receivables as of December 31, 2004.  During the two quarters ended June 24, 2005. The Company charged Rencol a $18,000 engineering service fee.

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

Reports on 8-K:

The Company filed one report on form 8K for events that occurred during the quarter ended June 24, 2005.

A report on Form 8K was filed on June 27, 2005, reporting that at the annual shareholders meeting, the shareholders re-elected David Hale, Harry Goodman, David Kassel, Andrew Franzone, Richard Peters and Michael Rakusin to serve as directors of the Company until the 2006 annual meeting of shareholders.

In addition, following the shareholders meeting, the board of directors voted to elect David Hale, Chairman and President of the Company and elected Harry Goodman as Vice President and Secretary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SMART SOURCING, INC.

August 5, 2005	/S/ DAVID HALE
Date
David Hale
Chairman and President

August 5, 2005	/S/ DAVID KASSEL
Date
David Kassel
Chief Executive Officer