Form 10QSB
period 2005-09-30
INTERNATIONAL SMART SOURCING INC
filed 2005-11-10
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☒

As of November 9, 2005, the Registrant had 18,899,435 shares of its Common Stock, $0.001 par value, issued and outstanding.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

FORM 10-QSB

SEPTEMBER 30, 2005

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED  BALANCE SHEET
(UNAUDITED)
SEPTEMBER 30, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$586,070
Accounts receivable - net of allowance for doubtful accounts of $12,536	1,434,342
Inventories, net	2,016,603
Prepaid expenses and other current assets	457,883

TOTAL CURRENT ASSETS	4,494,898
Property and equipment - net	161,683

TOTAL ASSETS	$4,656,581

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,331,557
Deferred revenue	201,630
Line of credit	918,762
Current portion of long tem debt	32,585
Current portion capital lease obligations	8,653

TOTAL CURRENT LIABILITIES	2,493,187
Long term debt (including $120,522 to officer/shareholders) - less current portion	134,786
Capital lease obligations - less current portion	1,851

TOTAL LIABILITIES	2,629,824

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	—
Common Stock, $0.001 par value, 100,000,000 shares authorized, 18,899,435 issued and outstanding	18,899
Additional paid-in capital	8,239,495
Accumulated deficit	(6,231,637)

TOTAL SHAREHOLDERS’ EQUITY	2,026,757

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,656,581

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended		Three Quarters Ended

	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004

NET SALES	$3,182,192	$2,975,396	$8,448,184	$9,536,515
COST OF GOODS SOLD	1,837,581	1,862,226	5,227,799	5,516,265

GROSS PROFIT	1,344,611	1,113,170	3,220,385	4,020,250

OPERATING EXPENSES
Selling	401,059	398,039	1,109,295	1,289,940
General and administrative	664,281	691,005	1,972,049	2,109,229

TOTAL OPERATING EXPENSES	1,065,340	1,089,044	3,081,344	3,399,169

INCOME FROM OPERATIONS	279,271	24,126	139,041	621,081
Interest and other income	7,727	2,834	40,323	46,918
Interest and other expenses	(25,710)	(35,755)	(78,644)	(118,951)

NET INCOME (LOSS)	$261,288	$(8,795)	$100,720	$549,048

Earnings (loss) per share of common stock:
BASIC:
Net income (loss) per share	$0.01	$(0.00)	$0.01	$0.03

Weighted average number of shares of common stock outstanding	18,899,435	18,894,435	18,896,540	18,892,700

DILUTED:
Net income (loss) per share	$0.01	$(0.00)	$0.01	$0.03

Weighted average number of shares of common stock and common stock equivalents outstanding	18,899,435	18,894,435	19,061,461	20,104,350

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Quarters Ended

	September 30, 2005	September 24, 2004

Cash flows from operating activities:
Net income	$100,720	$549,048

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	97,872	124,598
Inventory reserve	151,515	72,000
Bad debt expense	3,485	24,925
Non-cash expenses related to issuance of stock to consultants	2,250	7,500
Other than temporary decline in available for sale security	—	16,828
Changes in operating assets and liabilities:
Accounts receivable	(334,887)	(142,443)
Inventories	(124,970)	(299,420)
Prepaid expenses and other current assets	(45,800)	45,162
Accounts payable and accrued expenses	233,666	(70,755)
Deferred revenue	39,156	66,198

Total adjustments	22,287	(155,407)

Net cash provided by operating activities	123,007	393,641

Cash flows used in investing activities:
Expenditures for property and equipment	(18,492)	(30,305)

Cash flows from financing activities:
Capital lease repayments	(14,398)	(24,603)
(Repayments) proceeds of line of credit - net	(12,339)	80,978
Principal repayments of loans	(22,989)	(136,095)

Net cash used in financing activities	(49,726)	(79,720)

Net increase in cash and cash equivalents	54,789	283,616
Cash and cash equivalents - beginning of period	531,281	592,935

Cash and cash equivalents - end of period	$586,070	$876,551

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2005

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

In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2005 and the results of operations and cash flows for the periods shown have been included.

The results of operations for the period ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year ending December 30, 2005.

2.	MANAGEMENT PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which assumes continuity of operations and that assets will be realized and liabilities will be discharged in the normal course of business.  The following events which have occurred may have a significant impact on the Company’s consolidated financial condition, operations and cash flows.

On August 3, 2005, the Bank reduced the existing line of credit (“the line”) from $1,500,000 to $1,250,000.  As of September 30, 2005, the Company has a $1,250,000 revolving line of credit with People’s Bank (the “Bank”), which expires on November 30, 2005.  Management of the Company has initiated discussions with the Bank regarding renewal of the line.  The Company has been informed by representatives of the Bank that after reviewing the financial results for the Company’s nine months ending September 30, 2005, the Bank will commence reviewing the Company’s request for a renewal.  The Company has also initiated discussions with several alternate sources in the event that the Bank decides not to renew the line.  The Company has received a term sheet from one source indicating their interest in replacing the Bank.  The absence of a credit line could adversely affect the Company’s operations.  Should the Bank decide not to renew the line, the Company would explore other sources of financing to pay off the line.  However there can be no assurance that other sources will be available.  Management anticipates, although there is no assurance of such, that based upon its past relationship with the Bank, the Company would be allowed sufficient time for repayment.  The line’s outstanding balance was $918,762 at September 30, 2005 and $733,560 at November 4, 2005.  In addition, as of September 30, 2005, the Company is in violation of a certain financial covenant.  As further discussed in Note 8, the Company does not expect to be in compliance with the covenant for the succeeding quarter.  In the past, the Bank has granted waivers to the Company and the amount of the variation from the covenant was greater than it currently is.  Management anticipates that the Bank will waive its right to enforce the covenant, but there can be no assurances that future waivers will be granted.

The Company had a contract with Defense Supply Center Philadelphia (“DSCP”) which expired in June 2004.  On May 28, 2004 the Company submitted a response to a Request For Proposal from DSCP that is designed to place over 600 federal Supply Class 5355 competitive items under one or more Indefinite Quantity Contracts.  On September 29, 2004, the Company was informed that it had been awarded contracts for 16 of these items.  The government estimates the value of these contracts at $132,715 per year.  On September 10, 2004, the Company submitted a response to a second Request For Proposal that is designed to place over 200 items under one or more contracts.  On September 27, 2005, the Company was informed that it had been awarded contracts for 58 of these items.  The government estimates the value of these contracts at approximately $123,000 per year.  The Company has been informed that a third Request For Proposal to place additional items under contract is now in draft and will be released at a later date.

Pending an award of the remaining parts of the government contract, management has already made personnel reductions and cut other overhead costs.  In addition, management plans to further increase its outsourcing to China for products not sold to the US government, thereby anticipating additional savings on the manufacture/purchase of products.  While there can be no assurances, management believes that its cash on hand and expected cash flows from operations and expected financing will provide adequate cash flow to fund the Company’s operations at least through September 29, 2006.

The sales to the DSCP approximated 7% and 46% of the total Company’s sales for the three quarters ended September 30, 2005 and September 24, 2004, respectively.  The sales to the DSCP approximated 6% and 29% of the total Company’s sales for the quarters ended September 30, 2005 and September 24, 2004, respectively.

3.	SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year
The Company operates on a “52/53 Week” with reporting periods ending on the last Friday of the month.

The “Three quarters ended September 30, 2005” represents the period from January 1, 2005 to September 30, 2005.  The “Quarter ended September 30, 2005” represents the period from June 25, 2005 to September 30, 2005.  The “Three quarters ended September 24, 2004” represents the period from December 27, 2003 to September 24, 2004.  The “Quarter ended September 24, 2004” represents the period from June 26, 2004 to September 24, 2004.

Reclassifications

Certain accounts in the prior periods financial statements have been reclassified for comparative purposes to conform to the presentation in the current periods financial statements.  These reclassifications have no effect on previously reported income.

Stock Dividend
The 400% stock dividend approved by the Company’s Board of Directors in October 2004, effective December 10, 2004, has been retroactively reflected in all 2004 share and per share data.

Recent Accounting Pronouncements

(i)	SFAS 154

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3.”  This statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical.  APB Opinion No. 20 previously required that most voluntary changes in accounting principle to be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  SFAS No. 154 improves the financial reporting because its requirements enhance the consistency of the financial reporting between periods.  During the reporting period, the Company did not have any accounting changes or error corrections.

(ii)	EITF-05-06

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

(iii)	FIN 47

In April 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.”  FIN No. 47 provides clarification of certain sections of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.”  Specifically, FIN No. 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143 and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005.  Management is currently evaluating the provisions of FIN No. 47 and does not expect the adoption will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(iv)	FIN 46

In January 2003, as revised December 2003, the FASB issued FIN 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at the risk for the entity to finance its activities without additional financial support from other parties.  FIN 46 was to be applied to all variable interest entities by the end of the first reporting period ending after December 31, 2004, for enterprises that are small business issuers.

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

STOCK BASED COMPENSATION

As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, (revised 2004), “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25,

 “Accounting for Stock Issued to Employees,” and related interpretations including FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25. Options granted to employees have been issued at an exercise price equal to or above the market value of the underlying common stock on the date of the grant.  During the three quarters ended September 30, 2005 and September 24, 2004, the Company granted 5,000 and 7,515 shares of its common stock, respectively, to consultants and recorded stock based compensation of $2,250 and $7,500, respectively, which is reflected in the accompanying unaudited condensed consolidated statements of operations.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Quarters Ended

	September 30, 2005	September 24, 2004

Net income as reported	$100,720	$549,048
Less: total stock-based employee compensation expense determined under fair value method, net of related tax effects	—	246,056

Pro forma net income	$100,720	$302,992

Net income per share:
Basic net income per share as reported	$0.01	$0.03

Pro forma basic net income per share	$0.01	$0.02

Diluted net income per share as reported	$0.01	$0.03

Pro forma diluted net income per share	$0.01	$0.02

	Quarter Ended

	September 30, 2005	September 24, 2004

Net income (loss) as reported	$261,288	$(8,795)
Less: total stock-based employee compensation expense determined under fair value method, net of related tax effects	—	65,132

Pro Forma net income (loss)	$261,288	$(73,927)

Net income per share:
Basic net income (loss) per share as reported	$0.01	$(0.00)

Pro forma basic net income (loss) per share	$0.01	$(0.00)

Diluted net income (loss) per share as reported	$0.01	$(0.00)

Pro forma diluted net income (loss) per share	$0.01	$(0.00)

4.	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

During the three quarters ended September 30, 2005 and September 24, 2004, the United States Government accounted for approximately 7% and 46%, respectively, of the Company’s net sales.  During the quarters ended September 30, 2005 and September 24, 2004, the United States Government accounted for approximately 6% and 29% of the Company’s net sales, respectively.  The United States government accounted for approximately 3.9% of the Company’s outstanding accounts receivable as of September 30, 2005.

5.	INVENTORIES, NET

Inventories, net, consist of the following at September 30, 2005:

Raw Materials	$250,343
Work in Process	12,780
Finished Goods	1,904,995

2,168,118
Less: reserve for obsolescence	(151,515)

$2,016,603

The government inventory on hand at September 30, 2005 was $735,442.  During the three quarters ended September 30, 2005, the Company recorded a reserve of $151,515, approximately $94,000 of the reserve recorded was for government inventory.  As a result of the expiration of the contract with DSCP in June 2004, the Company is exploring various alternatives to sell the government inventory on hand.  Management believes that the inventory reserve is sufficient. However, it is possible that additional reserves may be required to be recorded in the near term, and those additional reserves could be material.

6.	SHIPPING AND HANDLING COSTS

The Company classifies EHC’s shipping and handling costs as a component of selling expenses. These costs are for shipping the product to the customer.  Shipping and handling costs were $120,034 and $149,085 for the three quarters ended September 30, 2005 and September 24, 2004, respectively.  Shipping and handling costs were $46,257 and $40,577 for the quarters ended September 30, 2005 and September 24, 2004, respectively.  EHC bills its customers directly for shipping and handling costs except in the case of DSCP, where the Company includes shipping and handling costs in the piece price.  SSI’s shipping and handling policy is customer driven.  The customer has the choice of including the shipping and handling costs into the piece price of the product, being billed separately for such costs or to pay the carrier directly, these amounts are all included in net sales.  All shipping and handling costs are expensed as incurred and are included in costs of goods sold.

7.	RELATED PARTY TRANSACTIONS

The Company leases its premises in Farmingdale, N.Y. from K&G Realty, a company owned by David Kassel and Harry Goodman who are two of the officers/shareholders of the Company.  Rent expense for the three quarters ended September 30, 2005 and September 24, 2004 was $154,773 and $145,764, respectively.  Rent expense for the quarters ended September 30, 2005 and September 24, 2004 was $51,591 and $48,588, respectively.

Sales to another company owned by Mr. Kassel, Mr. Goodman and Mr. Franzone who are three officer/shareholders of the Company during the three quarters ended September 30, 2005 and September 24, 2004 included $573,504 and $407,470, respectively.  Gross profit on such sales was $55,577 and $46,421 respectively.  Sales during the quarters ended September 30, 2005 and September 24, 2004 included $221,971 and $192,823, respectively.  Gross profit on such sales was $23,968 and $15,223 for the quarters ended September 30, 2005 and September 24, 2004, respectively.  Accounts receivable from the related company were $197,009 at September 30, 2005.

In 2004, the Company commenced the due diligence process in connection with preliminary discussions to acquire a knob, handle and hand wheel manufacturer, Ray Engineering Company Limited (“Rencol”), located in Bristol, United Kingdom.  In January 2005, the Company concluded that it was not able to acquire Rencol due to limitations imposed by agreements with lenders, and lack of other adequate resources to complete the transaction.  Upon the decision of the Company to terminate discussions to acquire Rencol, a group of investors expressed an interest in acquiring Rencol.  These investors included, among others, Mr. Hale, Chairman, Acting Chief Financial Officer, and President of the Company, Mr. Kassel, Director and Chief Executive Officer, Mr. Franzone, Director and President of EHC and Mark Mandel, an accounting consultant to the Company.  The investors formed a company for the purposes of the transaction named Rencol Acquistions, LLC.

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

Pursuant to an agreement dated as of February 9, 2005, the Company assigned its rights to Rencol Acquisitions, LLC who subsequently completed the purchase of Rencol in February 2005.  In March 2005, Rencol Acquisitions, LLC reimbursed the Company approximately $161,000 for expenses incurred by the Company as a result of its pursuit of the acquisition of Rencol, which was included in the Company’s receivables as of December 31, 2004.  During the quarter and three quarters ended September 30, 2005, the Company charged Rencol support service fees of $30,000 and $48,000, respectively.

8.	LINE OF CREDIT

On July 29, 2003, the Company closed on a Revolving Line of Credit (“the line”) with People’s Bank with a maximum amount of borrowing of $1,500,000.  The Company is able to borrow against 85% of eligible accounts receivable plus the lower of 25% of eligible inventory or $350,000.  Pursuant to the agreement, the Company is required to meet certain financial covenants.  The line bears annual interest at the Bank’s prime rate (6.75% at September 30, 2005) plus one percent (1%), payable monthly.  The loan is secured by substantially all of the assets of the Company and was originally unconditionally guaranteed by three officers/shareholders of the Company, each limited to $250,000.

On November 22, 2004, the Company agreed to an extension of the line of credit until November 30, 2005, which included the following changes to the original agreement:  The extension amended the Company’s tangible net worth requirement and released one of the shareholder’s personal guarantees on the line of credit.  There is no assurance that the line will be renewed past November 30, 2005.  On August 3, 2005, the existing line of credit of $1,500,000 was reduced to $1,250,000.  The outstanding balance of the line at September 30, 2005 was $918,762 and $733,560 at November 4, 2005.  The excess availability of the line was $331,238 at September 30, 2005.

As of September 30, 2005, the Company was in violation of a debt service covenant and requested a waiver from People’s Bank.  The waiver was approved on November 4, 2005.  If a future request is not approved and the Bank decides to terminate the loan agreement, the Company would then be required to find alternative financing.  The Company has initiated discussions with several alternative sources should People’s Bank decide to terminate the loan agreement.  If the Company does not obtain alternative financing, the Company’s operations could be adversely affected.

9.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company views its operations as principally two segments: the manufacturing and distribution of injection molded plastic components and the outsourcing of manufacturing of plastic, metal and electrical components and their assemblies.  The segments share a common workforce and office headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment.  The Company’s segment information for the three quarters and quarters ended September 30, 2005 and September 24, 2004, is as follows:

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Three Quarters ended September 30, 2005
Net Sales	$4,050,182	$4,398,002	$—	$8,448,184
Cost of Goods Sold	1,912,501	3,315,298	—	5,227,799

Gross Profit	$2,137,681	$1,082,704	$—	$3,220,385

Gross Profit %	52.8%	24.6%	—	38.1%

Segment Net Income (Loss)	$577,836	$(10,706)	$(466,410)	$100,720

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Three Quarters ended September 24, 2004
Net Sales	$7,338,139	$2,198,376	$—	$9,536,515
Cost of Goods Sold	3,779,599	1,736,666	—	5,516,265

Gross Profit	$3,558,540	$461,710	$—	$4,020,250

Gross Profit %	48.5%	21.0%	—	42.2%

Segment Net Income (Loss)	$1,446,089	$(500,145)	$(396,896)	$549,048

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Quarter ended September 30, 2005
Net Sales	$1,466,214	$1,715,978	$—	$3,182,192
Cost of Goods Sold	570,776	1,266,805	—	1,837,581

Gross Profit	$895,438	$449,173	$—	$1,344,611

Gross Profit %	61.1%	26.2%	—	42.3%

Segment Net Income (Loss)	$359,048	$44,212	$(141,972)	$261,288

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Quarter ended September 24, 2004
Net Sales	$2,038,643	$936,753	$—	$2,975,396
Cost of Goods Sold	1,121,262	740,964	—	1,862,226

Gross Profit	$917,381	$195,789	$—	$1,113,170

Gross Profit %	45.0%	21.0%	—	37.4%

Segment Net Income (Loss)	$221,793	$(98,182)	$(132,406)	$(8,795)

10.	INCOME TAXES

The Company has a net operating loss carryforward for tax purposes totaling approximately $5,724,000 at September 30, 2005 expiring between the years 2010 through 2021.  Tax benefits from the utilization of net operating loss carryforward will be recorded at such time and to such extent, it is more likely than not that the benefits of the deferred tax assets will be realized. As such, the resulting estimated net deferred tax asset of approximately $2,323,000 as of September 30, 2005, has been offset by a corresponding valuation allowance.

11.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the same period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company.  For the three quarters ended September 30, 2005 and September 24, 2004, the Company had 2,589,167 and 242,500, respectively, stock options and 9,018,733 and 8,609,295, respectively, warrants that were not included in the dilutive earnings (loss) per share calculation because the exercise price was greater than the average market price of the common stock for the period.  For the quarter ended September 30, 2005, the Company had 3,950,000 stock options and 9,018,733 warrants, that were not included in the dilutive earnings (loss) per share calculation because the exercise price of these items was greater than the average market price of the common stock for the period.  For the quarter ended September 24, 2004, the Company had 2,420,000 stock options and 8,829,170 warrants that were not included in the dilutive earnings calculation because the effect would be antidilutive.

The following table sets forth the components used in the computation of basic and diluted earnings (loss) per share:

	Three Quarters Ended

	September 30, 2005	September 24, 2004

Numerator:
Net income	$100,720	$549,048

Denominator:
Weighted average shares	18,896,540	18,892,700

Effect of dilutive securities:
Employee stock options	164,921	1,108,000
Stock warrants	—	103,650

	164,921	1,211,650

Denominator for diluted earnings per share-adjusted weighted average shares after assumed conversions	19,061,461	20,104,350

	Quarter Ended

	September 30, 2005	September 24, 2004

Numerator:
Net income (loss)	$261,288	$(8,795)

Denominator:
Weighted average shares	18,899,435	18,894,435

Effect of dilutive securities:
Employee stock options	—	—
Stock warrants	—	—

	—	—

Denominator for diluted earnings per share-adjusted weighted average shares after assumed conversions	18,899,435	18,894,435

12.	WARRANTS

On March 16, 2005, the expiration date of the Company’s 9,018,733 common stock purchase warrants was extended from April 23, 2005 to April 23, 2007.

13.	COMMITMENTS AND CONTINGENCIES

EHC, a subsidiary of the Company, has been named as a defendant in a products liability action in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  The complaint seeks damages in an amount in excess of $15,000 and alleges that the Plantiff incurred injuries as a result of a defective valve cap regulating the flow of propane gas to a barbeque unit.  The Company does not believe that it manufactured the alleged defective part in question.  The Company is vigorously defending the action and believes that it is without merit, although the outcome cannot be determined at this time As of September 30, 2005, no provision has been made by the Company for this legal action.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Electronic Hardware Corporation (“EHC”) is a subsidiary that has over 35 years of experience in the design, marketing and manufacture of injection molded plastic components used in industrial, consumer, and military products.  It also offers secondary operations on molded products.  Services such as hand painting, pad printing, hot stamping and engraving are provided at a customer’s request.  EHC represents the Company’s manufacturing and distribution segment.

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

RESULTS OF OPERATIONS

For the three quarters ended September 30, 2005 compared to the three quarters ended September 24, 2004:

NET SALES

Net sales for the three quarters ended September 30, 2005 were $8,448,184 compared to sales of $9,536,515 for the three quarters ended September 24, 2004. The decrease of $1,088,331 or 11.4% was attributed to the loss of the contract with the Government.  Net sales for EHC for the three quarters ended September 30, 2005 were $4,050,182 compared to sales of $7,338,139 for the three quarters ended September 24, 2004.  The decrease in sales for EHC is due to the loss of the contract with the Government.  SSI had sales of $4,398,002 for the three quarters ended September 30, 2005 compared to sales of $2,198,376 for the three quarters ended September 24, 2004.   SSI’s sales increased due to increased sales to existing customer base and sales to new customers resulting from increased marketing efforts.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the three quarters ended September 30, 2005 of 38.1%, as compared to 42.2% experienced during the three quarters ended September 24, 2004.  This decrease of 4.1%, can be attributed to the distribution of sales between EHC and SSI sales.  Although both EHC and SSI gross profit percentages increased for the three quarters ended September 30, 2005, SSI sales account for a greater percentage of overall sales and the gross profit percentage is much lower on these products.   EHC had a gross profit of 52.8% for the three quarters ended September 30, 2005 compared to 48.5% for the three quarters ended September 24, 2004.  This increase can be attributed to additional items being manufactured in China.  SSI had a gross profit of 24.6% for the three quarters ended September 30, 2005 compared to 21.0% for the three quarters ended September 24, 2004.  Gross profit for SSI has increased due to increased Value Added Tax (“VAT”) refunds.  VAT refunds are provided by the Chinese government for goods manufactured in China and exported out of China.

OPERATING EXPENSES

Selling

Selling expenses for the three quarters ended September 30, 2005 were $1,109,295 as compared to $1,289,940 for the three quarters ended September 24, 2004.   The decrease of $180,645 or 14.0% for the period is primarily attributable to a decrease in advertising and travel expenses.  In addition, shipping salaries were decreased due to less volume in sales.  EHC’s selling expenses for the three quarters ended September 30, 2005 were $577,408 compared to $699,511 for the three quarters ended September 24, 2004.  The decrease was due to reduced freight charges, shipping salaries and advertising expenses.  SSI’s selling expenses for the three quarters ended September 30, 2005 were $492,234 compared to $513,887 for the three quarters ended September 24, 2004.  The decrease was due to reduced travel expenses.  ISSI’s selling expenses for the three quarters ended September 30, 2005 were $39,653 compared to $76,542 for the three quarters ended September 24, 2004.  The decrease was due to decreased consulting and public relations expenses.

General, and Administrative Expenses

General and administrative expenses for the three quarters ended September 30, 2005 were $1,972,049 as compared to $2,109,229 for the three quarters ended September 24, 2004.  The decrease of $137,180 or 6.5% for the period is primarily attributable to a decrease in consulting fees and office expenses.  EHC’s general and administrative expenses for the three quarters ended September 30, 2005 were $848,095 compared to $1,123,292 for the three quarters ended September 24, 2004.  The decrease of $275,197 or 24.5% can be attributed to a decrease in consulting fees and reduced salaries.  SSI’s general and administrative expenses for the three quarters ended September 30, 2005 were $598,404 compared to $580,228 for the three quarters ended September 24, 2004.  The increase was attributed to increased staff expenses.  ISSI’s general and administrative expenses for the three quarters ended September 30, 2005 were $525,404 compared to $405,070 for the three quarters ended September 24, 2004.  The increase was due to an increase in audit and legal fees.

RESULTS OF OPERATIONS

For the quarter ended September 30, 2005 compared to the quarter ended September 24, 2004:

NET SALES

Net sales for the quarter ended September 30, 2005 were $3,182,192 compared to sales of $2,975,396 for the quarter ended September 24, 2004. The increase of $206,796 or 7.0% was attributed to an increase in sales in SSI that was offset by the loss of sales due to the loss of the contract with the Government.  Net sales for EHC for the quarter ended September 30, 2005 were $1,466,214 compared to sales of $2,038,643 for the quarter ended September 24, 2004.  The decrease in sales for EHC is due to the loss of the contract with the Government.  SSI had sales of $1,715,978 for the quarter ended September 30, 2005 compared to sales of $936,753 for the quarter ended September 24, 2004.   SSI’s sales increased due to increased sales to existing customer base and sales to new customers resulting from increased marketing efforts.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the quarter ended September 30, 2005 of 42.3%, as compared to 37.4% experienced during the quarter ended September 24, 2004.  This increase of 4.9% can be attributed to an increase in items manufactured in China at a lower cost and the increase in Value Added Tax (VAT) refunds.  EHC had a gross profit of 61.1% for the quarter ended September 30, 2005 compared to 45.0% for the quarter ended September 24, 2004.  The increase in EHC can be attributed to additional products being manufactured in China.  SSI had a gross profit of 26.2% for the quarter ended September 30, 2005 compared to 21.0% for the quarter ended September 24, 2004.  SSI’s increase can be attributed to an increase in VAT refunds.

OPERATING EXPENSES

Selling

Selling expenses for the quarter ended September 30, 2005 were $401,059 as compared to $398,039 for the quarter ended September 24, 2004.   The increase of $3,020 or 1.0% for the period is primarily attributable to an increase in commission expenses.  EHC’s selling expenses for the quarter ended September 30, 2005 were $206,783 compared to $221,427 for the quarter ended September 24, 2004.  The decrease was due to a reduction in advertising and staff expenses.   SSI’s selling expenses for the quarter ended September 30, 2005 were $183,694 compared to $166,713 for the quarter ended September 24, 2004.  The increase was due primarily to increased consulting expenses.

General, and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 2005 were $664,281 as compared to $691,005 for the quarter ended September 24, 2004.  The decrease of 26,724 or 3.9% for the period is primarily attributable to a decrease in consulting fees.  EHC’s general and administrative expenses for the quarter ended September 30, 2005 were $293,673 compared to $345,356 for the quarter ended September 24, 2004.  The decrease can be attributed to a decrease in consulting fees and staff expenses.  SSI’s general and administrative expenses for the quarter ended September 30, 2005 were $220,497 compared to $172,134 for the quarter ended September 24, 2004.  The increase was attributed to increased staff expenses.  ISSI’s general and administrative expenses for the quarter ended September 30, 2005 were $150,102 compared to $173,015 for the quarter ended September 24, 2004.  The decrease is due to a decrease in audit and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company’s primary source of liquidity has been cash flow generated internally from operations.  The Company’s cash increased to $586,070 at September 30, 2005 from $531,281 at December 31, 2004.

Cash flow provided by operating activities was $123,007 for the three quarters ended September 30, 2005 which included net income of $100,720.The increase in accounts receivable is the result of the increase in sales from SSI for the three quarters ended September 30, 2005, offset by the collection of receivables during the three quarters ended September 30, 2005. The net increase in inventory results from additional inventory en route offset by a reserve of approximately $152,000 for obsolete inventory. The decrease in prepaid expenses and other current assets is a result of tooling and production orders in process that were completed at September 30, 2005. Cash used in investing activities for the three quarters ended September 30, 2005 was $18,492, which consisted of cash for the purchase of computer equipment and material handling equipment and storage infrastructure.

Net cash used in financing activities for the three quarters ended September 30, 2005 was $49,726.Cash of $ 22,989 was used to make principal payments on loans payable and $14,398 was used to make capital lease repayments.  During the three quarters ended September 30, 2005, the Company had paid down the line of credit approximately $12,000.

On July 29, 2003, the Company closed on a Revolving Line of Credit (“the line”) with People’s Bank with a maximum amount of borrowing of $1,500,000.  The Company is able to borrow against 85% of eligible accounts receivable plus the lower of 25% of eligible inventory or $350,000.  Pursuant to the revolving line agreement the Company is required to meet certain financial covenants.  The line bears annual interest at the Bank’s prime rate (6.75% at September 30, 2005) plus one percent (1%), payable monthly.  Originally, the loan was secured by substantially all of the assets of the Company and was originally unconditionally guaranteed by three officers/shareholders of the Company, each limited to $250,000.

On November 22, 2004, the Company agreed to an extension of the line of credit until November 30, 2005, which included the following changes to the original agreement:  The extension amended the Company’s tangible net worth requirement and released one of the shareholder’s personal guarantees on the line of credit.  There is no assurance that the line will be renewed past November 30, 2005.  On August 3, 2005, the existing line of credit of $1,500,000 was reduced to $1,250,000.  The outstanding balance of the line at September 30, 2005 was $918,762 and $733,560 at November 4, 2005.  The excess availability of the line was $331,238 at September 30, 2005.

As of September 30, 2005, the Company was in violation of a debt service covenant and requested a waiver from People’s Bank.  The waiver was approved on November 4, 2005.  If a future request is not approved and the Bank decides to terminate the loan agreement, the Company would then be required to find alternative financing.  The Company has initiated discussions with several alternative sources should People’s Bank decide to terminate the loan agreement.   If the Company does not obtain alternative financing, the Company’s operations could be adversely affected.

Additionally, the line of credit expires on November 30, 2005.  Management of the Company has initiated discussions with the Bank regarding renewal of the line.  The Company has been informed by representatives of the Bank that after reviewing the financial results for the Company’s nine months ending September 30, 2005, the Bank will commence reviewing the Company’s request for a renewal.  The Company has also initiated discussions with several alternate sources in the event that the Bank decides not to renew the line.  The Company has received a term sheet from one source indicating their interest in replacing the Bank.  The absence of a credit line could adversely affect the Company’s operations.  Should the Bank decide not to renew the line, the Company would explore other sources of financing to pay off the line.  However, there can be no assurance that other sources will be available.

The Company had a contract with Defense Supply Center Philadelphia (“DSCP”) which expired in June 2004.  On May 28, 2004, the Company submitted a response to a Request For Proposal from DSCP that is designed to place over 600 federal Supply Class 5355 competitive items under one or more Indefinite Quantity Contracts.  On September 29, 2004, the Company was informed that it had been awarded contracts for 16 of these items.  The government estimates the value of these contracts at $132,715 per year.  On September 10, 2004, the Company submitted a response to a second Request For Proposal that is designed to place over 200 items under one or more contracts.  On September 27, 2005, the Company was informed that it had been awarded contracts for 58 of these items.  The government estimates the value of these contracts to be $123,437 per year.  The Company has been informed that a third Request For Proposal to place additional items under contract is now in draft and will be released at a later date.

Pending an award of the remaining parts of the government contract, management has already made personnel reductions and cut other overhead costs.  In addition, management plans to further increase its outsourcing to China for products not sold to the US government, thereby anticipating additional significant savings on the manufacture/purchase of products.  While there can be no assurances, management believes that its cash on hand and expected cash flows from operations and expected financing will provide adequate cash flow to fund the Company’s operations at least through September 29, 2006.

The sales to the DSCP approximated 7% and 46% of the total Company’s sales for the three quarters ended September 30, 2005 and September 24, 2004, respectively.  The sales to the DSCP approximated 6% and 29% of the total Company’s sales for the quarters ended September 30, 2005 and September 24, 2004, respectively.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13d-15(e) and 15d-15(e)). Based upon that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-QSB our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time period.

Changes in Internal Controls

We are not an accelerated filer (as defined in the Securities Exchange Act) and are not required to deliver management’s report on control over financial reporting until our fiscal year ended December 31, 2007. Nevertheless, our independent public accountants have identified certain matters that would constitute material weaknesses (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

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

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

EHC, a subsidiary of the Company, has been named as a defendant in a products liability action in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  The complaint seeks damages in an amount in excess of $15,000 and alleges that the Plantiff incurred injuries as a result of a defective valve cap regulating the flow of propane gas to a barbeque unit.  The Company does not believe that it manufactured the alleged defective part in question.  The Company is vigorously defending the action and believes that it is without merit, although the outcome cannot be determined at this time.  As of September 30, 2005, the Company has made no provision for this legal action.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

          NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2005, the Company was in default of the debt service covenant of its loan agreement with People’s Bank.  The debt service covenant requires that net cash flow, to debt service, on a consolidated basis, to be less than 1.75 to 1, at the end of any quarter, as computed on a four quarter rolling basis.  The ratio as of September 30, 2005 is (.96) to 1 on a rolling four quarter basis.

On October 24, 2005, the Company requested a waiver of the debt service covenant from People’s Bank.  The waiver was approved on November 4, 2005.

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

Reports on 8-K:

No reports were filed on Form 8K during the quarter ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SMART SOURCING, INC.

November 9, 2005	/S/ David Hale

Date	David Hale
Chairman, President and Acting Chief Financial Officer

November 9, 2005	/S/ David Kassel

Date	David Kassel
Chief Executive Officer