Form 10KSB
period 2005-12-30
INTERNATIONAL SMART SOURCING INC
filed 2006-03-29
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
Common stock, Par value $.001
Common Stock Purchase Warrants

Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act

YES ☐	NO ☒

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  NO _______

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

YES ☐	NO ☒

The issuer’s net sales for the most recent fiscal year were $12,187,621.

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 24, 2006 was approximately $5,292,000.   As of March 24, 2006, the Registrant had 18,899,435 shares of its Common Stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be issued in connection with the 2006 annual meeting of shareholders are incorporated by reference into Part III.

Part I

Item 1. Description of Business.

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

Electronic Hardware Corporation (EHC)

Our EHC subsidiary, which comprises our distribution and manufacturing segment, has over 35 years of experience in the design, marketing and manufacture of control knobs used in industrial, consumer and military products. We also offer secondary operations on our molded products: services such as hand painting, pad printing, hot stamping and engraving are provided at a customer’s request. EHC manufactures, distributes and warehouses, knobs, dials and pointers.  EHC generated revenue of $5,639,089 for the year ended December 30, 2005, a 31% decrease from 2004.

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

The Company has expanded its business by increasing its penetration into backlit knobs that are utilized in the Aerospace industry.  We have continued to develop a new product line of clamp knobs used in high volume industrial applications.  These two efforts are expected to further increase our commercial sales.

Smart Sourcing, Inc. (SSI)

At SSI, which comprises our outsourcing segment, we specialize in assisting companies in reducing their costs of manufacturing by outsourcing manufacturing to China. SSI’s product specialization includes:

•	tooling

•	injection molding and secondary operations

•	castings

•	mechanical assemblies

•	metal stampings

•	electronic manufacturing services

Through our offices in the United States and China, SSI has put in place the system necessary to simplify the transition of moving work to China.  The office in Shanghai is staffed with twenty-six engineering, quality, production control and administrative personnel who provide:

•	source selection

•	project management

•	engineering coordination

•	quality assurance

•	logistics

SSI generated revenue of $6,548,532 for the year ended December 30, 2005, a 98.5% increase over 2004.  SSI intends to expand its business through a comprehensive marketing program.

Through our import/export agent (see Note 4 to the accompanying financial statements), there are over fifty manufacturers in China presently providing products for our customers.  We believe that our service provides our customers with significant competitive advantages. Savings for customers range from fifteen percent to as much as fifty percent as compared to their current costs. The more labor intensive the product, the more savings are realized. Additionally, due to the low cost of tooling, the customer’s return on investment is improved and capital costs are reduced.

Compact Disc Packaging Corp. (CDP)

Our CDP subsidiary is currently inactive.  It did not generate any revenue for the years ended December 30, 2005 and December 31, 2004. Its business was the manufacturing, marketing and sale of a compact disc packaging system.

Growth Strategy

The Company has initiated efforts to identify companies that may be potential merger or acquisition targets.  On March 24, 2006, the Company entered into a letter of intent (the “Letter of Intent”) to acquire the shares of Charter Fabrics, Inc. (“Charter Fabrics”) through a merger into a to be formed wholly owned subsidiary of the Company.  Charter Fabrics is a turn-key operation for worldwide sourcing in the textile and cosmetic industries with a specialty in Asia.  The Letter of Intent states that the Company will exchange 11,000,000 shares of restricted unregistered common stock of the Company for all the shares of common stock of Charter Fabrics.  The Letter of Intent is nonbinding and is subject to due diligence and the execution of definitive agreements.

Our SSI subsidiary is expanding its operations by increasing its marketing program, growing the sales force through the addition of direct salespeople and representatives in the United States and forming additional business partnerships.  The Company has developed the infrastructure necessary to assist companies in outsourcing to China and has established an office in Shanghai, China that has engineering, quality, production control and administrative personnel in place to assist in the manufacturing of our customers’ products.  Our China office utilizes an intensive vendor selection process before placing purchase orders with factories; through our import/export agent we presently have relationships with over fifty factories which manufacture products for our customers.

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

Due to the loss of the government contract in June 2004, our EHC subsidiary is growing commercial sales through the expansion of its product line by adding clamp knobs and by focusing marketing efforts on the sale of backlit knobs.  Additionally, EHC is growing military sales by marketing directly to the end user and by listing its military inventory on several defense specific websites.  Sales to the government for the year ending December 30, 2005 decreased 80.6% as compared to the year ending December 31, 2004.  EHC’s commercial sales increased 32% during the year ending December 30, 2005 compared to the year ending December 31, 2004, which resulted in an overall decrease in sales for EHC of 31% for the year ending December 30, 2005.  EHC has moved the manufacture of commercial products to China in order to improve profits.

Strategic Alternative Considerations

Additionally, the Company is considering strategic alternatives to enhance shareholder value.  Such alternatives may include the sale of all or part of the Company.  There can be no assurance that the exploration of strategic alternatives will result in any transactions.  The Company does not intend to disclose developments with respect to the exploration of strategic alternatives unless and until its Board of Directors has approved a specific transaction.

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

Outsourcing

Our outsourcing operations produce products directly for the customers of the Company.  All products are special ordered by customers’ specifications.  The Company negotiates a selling price with the customer, which includes the cost of our services and our profit.  The Company contracts an outside vendor to manufacture all customer orders.  The Company is responsible for collecting the sales price from the customer and is obligated to pay the supplier for the items that were purchased, regardless of whether the sales price has been collected.  The Company’s profit is based on the difference between the sales price negotiated with the customer and the price charged by the selected manufacturer.  We assume title of the manufactured goods while in transit from China and these goods are insured while in transit.  There are also instances where the customer has risk of loss during shipment from China.  For these goods the Company has risk of loss when the goods are in transit from the vendor’s warehouse in China to the port in Shanghai, then risk passes to the customer.  The Company is responsible for collecting the sales price from the customer and is obligated to pay the supplier for the items that were purchased, regardless of whether the sales price has been collected.

We provide a full range of outsourcing services including source selection, price negotiation, quality assurance and transportation.

Pull Pack TM

CDP manufactured a compact disc packaging unit.  CDP is currently inactive.

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

Outsourcing

We believe that the market of offshore manufacturing sources is highly fragmented and that no one participant or small number of participants dominates the market.  We consider all manufacturers, both domestic and foreign, generally to be our competition.  The principal direct competition experienced by us is from factories in China and manufacturers, representatives and brokers acting on behalf of those factories.  We believe that our competitive strengths are the full spectrum of services we offer, the knowledge and experience of our U.S. and Chinese engineering and administrative staffs, their experience working together across two cultures/languages and the network of over fifty qualified factories in China from whom we have been purchasing through our import/export agent.

Suppliers and Raw Materials

EHC’s principal raw materials consist of Lexan (polycarbonate), nylon and ABS (acrylonitrile-butadine-styrene). Such materials are generally available commodities sold to the injection molding industry by a variety of suppliers.

Our SSI subsidiary is currently purchasing manufactured products in China. Insuch projects,the manufacturers in China will arrange for all raw materials from local suppliers. While we believe that there will be no shortage of such materials overseas and that prices will remain comparatively low, there can be no assurance that shortages will not occur. In addition, the Company is subject to the risk of political or economic dislocation in China, which could affect the availability or cost of raw materials.

Only one vendor accounts for more than 10% of our purchases, Changzhou Tianning Foreign Trade Co., Ltd., which provides import/export services for both EHC and SSI.  Purchases from this supplier for the years ended December 30, 2005 and December 31, 2004 approximated 90% and 46% of total purchases, respectively.  The loss of the Company’s business relationship with a principal supplier could have a material adverse effect on the Company.  While a shortage of a particular supplier’s raw materials would not materially affect the Company, a general shortage of raw materials could adversely affect the Company. The Company has never experienced a shortage in raw materials and does not anticipate any shortages to occur in the reasonably foreseeable future; however, there can be no assurance that there will not be a shortage of raw materials in the future.

Distribution Methods

EHC sells its products to industrial customers either directly or through major distributors. EHC never sells directly to retail consumers. Approximately 29% of EHC’s products are principally sold through the following distributors: Newark Electronics, Allied Electronics, Inc., Bisco Industries, Inc., Hardware Specialty, Anixter Pentacon, Inc. and Peerless Electronics, Inc.   EHC does not have any formal agreements with such distributors.

Patents, Trademarks, Licenses and Royalty Rights

On June 16, 1998, EHC was issued Patent No. 5,765,449, which expires on June 16, 2015.  On January 26, 1999, EHC was issued Patent No. 5,862,715, which expires on January 26, 2016.  Both patents are for special application knobs.

The Company may apply for additional patents relating to other aspects of its production.  There can be no assurance as to the degree of protection that existing or future patents may afford the Company, if any, or that competitors will not develop similar or superior methods or products outside the protection of any patent issued to the Company.

Employees

As of December 30, 2005, we had a total of 37 employees based domestically, 3 of these employees work on a part-time basis, 27 employees work in sales and administration, while 7 employees are factory workers.  The Shanghai China office had a total of 26 employees in engineering, quality control and administrative support.

We believe we have a satisfactory relationship with our unionized labor and have never experienced a work stoppage. The current collective bargaining agreement with Local 531 of the International Brotherhood of Teamsters, AFL-CIO, was renewed effective May 10, 2004 for a period of three years expiring May 9, 2007.  The 7 factory employees are represented by the collective bargaining agreement.  Union employees are covered by the Sick & Welfare Fund, Local 531, to which the Company contributes a specified amount each year.

Trade Matters in China

On December 11, 2001, China became a member of the World Trade Organization.  We expect that China’s membership in the World Trade Organization will continue to be a great benefit.  We anticipate that it will continue to improve economic relations between the United States and China and increase the speed of its economic reform process.  As a result of China’s entry, industrial tariffs have been reduced, there has been an increased liberalization regarding trade provisions and increases in service and other reforms that China must adhere to in accordance with its membership in the World Trade Organization.

Segment Information

Segment information is set forth in Note 19 to the Consolidated Financial Statements referred to in the “Financial Statements” section hereof and incorporated herein by reference.

Item 2.  Description of Property.

We operate from an approximate 20,000 square foot facility located in Farmingdale, New York. The facility is owned and operated by K&G Realty Associates, a partnership owned by David L. Kassel, our former CEO, and Harry Goodman, our Vice President. Our lease, which was expiring in December 2005, was extended for a 5 year period and will expire in December 2010. The current annual rent is approximately $206,000 per year, and provides for annual adjustments equal to 3%.  Pursuant to a rider to the lease agreement dated as of March 1, 1998, we pay as additional rent, any and all real property taxes for the demised premises in excess of $26,000 per annum. In 2005, the real estate taxes were approximately $46,000 and our share was $20,000. We believe that the property is suitable for its use. We lease approximately 6,000 square feet of office space in Shanghai, China for $3,976 a month.  The lease is for a 24 month period expiring February 28, 2007.

Item 3. Legal Proceedings.

EHC, a subsidiary of the Company, has been named as a defendant in a products liability action in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  The complaint seeks “damages in an amount in excess of $15,000” and alleges that the plaintiff incurred injuries as a result of a defective valve cap regulating flow of propane gas to a barbeque unit.  The Company does not believe that it manufactured the defective part in question.  The Company is vigorously defending the action and believes that it is without merit, although the outcome cannot be determined at this time.  As of December 30, 2005, the Company has made no provision for this legal action.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to shareholders for a vote during the year ended December 30, 2005.

Part II

Item 5. Market for Common Equity and Related Shareholder Matters.

We completed our initial public offering pursuant to a Registration Statement on Form SB-2 Registration No. 333-48701, declared effective on April 23, 1999.   As of March 24, 2006, we had outstanding, 18,899,435 shares of Common Stock $ .001 par value (“Common Stock”).  Our Common Stock is traded on the NASDAQ Over the Counter Bulletin Board under the symbol ISSG.

The following table sets forth the high and low bid prices for the Common Stock as reported on the NASDAQ Small Cap. The high and low bid prices reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock Sale Prices

Fiscal 2005	High	Low

First Quarter	0.75	0.36
Second Quarter	0.54	0.26
Third Quarter	0.40	0.15
Fourth Quarter	0.35	0.23

	Common Stock Sale Prices

Fiscal 2004	High	Low

First Quarter	1.14	0.53
Second Quarter	0.90	0.70
Third Quarter	0.94	0.72
Fourth Quarter	0.90	0.45

On March 24 2006, there were approximately 119 holders of record but 234 beneficial holders of the Company’s 18,899,435 outstanding shares of Common Stock.

On March 24, 2006, the last sale price of the Common Stock as reported on the NASDAQ Bulletin Board was $ 0.28.

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

Warrants

The Company currently has 1,452,400 common stock purchase warrants outstanding which were issued by the Company as follows:

1,427,400 warrants remain of the 1,437,500 warrants issued in the original offering of the Company in April 1999 (“IPO Warrants”).  In the year ended December 29, 2000, 10,100 IPO Warrants were exercised.

25,000 warrants were issued as compensation to a consultant of the Company (the “Consultant Warrants”) and will expire on April 10, 2006.

IPO Warrants

1,437,500 IPO Warrants were issued in connection with the initial public offering of the Company.  The IPO Warrants were originally exercisable for one share of common stock each at an exercise price of $5.00 per share.  The IPO Warrants were to expire on April 23, 2005.  On March 16, 2005, the board of directors voted to extend the expiration date for the common stock purchase warrants until April 23, 2007.

The number of shares underlying the IPO Warrants was adjusted due to the issuance of  333,334 shares of common stock and 53,334 warrants in connection with a Private Placement in 2000. Each remaining IPO Warrant was exercisable for 1.030928 shares at an exercise price of $4.85 per share.  All of the IPO Warrants were exercisable collectively for 1,471,546 shares of common stock.

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

Subsequently, the Company has complied with the blue sky registration requirements or appropriate exemptions in New York, New Jersey, Connecticut and Texas.  Accordingly, at the present time, the IPO Warrants and Underwriter Warrants may be exercised in New York, New Jersey, Connecticut and Texas.

Options

On October 15, 2004, the Company granted 367,500 options to purchase 1,837,500 shares of common stock to employees and members of the Board of Directors.  The Company accelerated the vesting period and all options granted were fully vested at the date they were issued.

As of December 30, 2005, 790,000 options were issued and outstanding pursuant to the Stock Option and Grant Plan of the Company.  The 790,000 options are for the purchase of 3,950,000 shares of common stock for a weighted average price of $.52  (See Note 14 to the financial statements).

Dividend Policy

We intend, for the foreseeable future, to retain future earnings for use in our business. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the historical financial statements of, including the notes thereto, the Company, included elsewhere herein.  Reference Note 19, for segment and geographic information.

Results of Operations

For the year ended December 30, 2005 compared to the year ended December 31, 2004:

Net Sales

Net Sales for the year ended December 30, 2005 were $12,187,621, as compared to net sales of $11,499,725 for the year ended December 31, 2004. The increase of $687,896 or 6.0% for the period was attributed to an increase in sales in SSI to existing customers in addition to sales to new customers, offset by an overall decrease in EHC sales.

Shipments under government contracts for the year ending December 30, 2005, were $892,636 compared to $4,597,895 for the year ending December 31, 2004, a decrease of 80.6%.  The decrease is due to the loss of a government contract in June 2004.  EHC’s commercial business shipments for the year ended December 30, 2005, were $4,746,453 compared to $3,603,217 for the year ended December 31, 2004, an increase of 31.7%.  EHC is the distribution and manufacturing portion of the business.  SSI sales for the year ending December 30, 2005 were $6,548,532 compared to $3,298,613 for the year ending December 31, 2004, an increase of 98.5%.  SSI is the outsourcing portion of the business.

Gross Profits

The Company realized an overall gross profit margin percentage for the year ended December 30, 2005 of 38.3%, which represents a decrease from the 40.1% experienced during the year ended December 31, 2004.  EHC realized a 53.9% gross profit percentage for the year ended December 30, 2005 compared to

45.7% realized for the year ended December 31, 2004.  SSI realized a 24.8% gross profit percentage for the year ended December 30, 2005 compared to 26.1% for the year ended December 31, 2004.  The overall gross profit percentage was down 1.8% even though there was an 8.2% increase in EHC’s and a 1.3% decrease in SSI’s gross profit percentage.  EHC’s gross profit increased due to continued outsourcing of manufactured product to China as well as a decrease of payroll associated with the reduced manufacturing processes in the Farmingdale, New York location.  SSI’s gross profit is lower due to increased freight and duty charges.  Although EHC had a significant increase in gross profit percentage, SSI sales accounted for a greater percentage of total sales for the year ended December 30, 2005. SSI sales are at a much lower gross profit and this resulted in an overall decrease of 1.8%.

Selling

Selling expenses for the year ended December 30, 2005 were $1,572,696 as compared to $1,657,987 for the year ended December 31, 2004.  The decrease of $85,291 or 5.1% for the period is primarily attributable to a decrease in advertising expense of approximately $95,000.  In addition, commission expense increased approximately $41,000 due to hiring additional sales people to try to penetrate and expand new sales areas and expand existing markets.   The increase in EHC commissions was offset by a decrease in shipping salaries of approximately $48,000 as the Company reduced the number of employees due to the significant reduction in the number of shipments due to the loss of the government contract.

General and Administrative Expenses

General and administrative expenses for the year ended December 30, 2005 were $2,735,794 as compared to $2,820,064 for the year ended December 31, 2004.  The decrease of $84,270 or approximately 3% for the period is primarily attributable to a decrease in consulting fees of $157,000.  Although there was an increase in professional fees of $87,000, these increases were offset by reductions in many other areas such as office expense, computer expense, postage and insurance.

Other Income/Expenses

Other income for the year ended December 30, 2005 was $42,638 as compared to $149,548 for the year ended December 31, 2004.  The decrease of $106,910 was due to an adjustment of approximately $110,000 that was made during the year ended December 31, 2004 for accruals that were recorded twice in prior years.  Other expenses for the year ended December 30, 2005 were $18,470 compared to $59,893 for the year ended December 31, 2004.  During the year ended December 31, 2004, the Company took a charge of $16,828 for the other than temporary decline in available for sale securities.

Liquidity and Capital Resources

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments.  Historically, the Company’s primary source of liquidity has been cash flows generated internally from operations.  When cash flows were insufficient to meet the Company’s cash needs, the Company supplemented its cash needs with bank borrowings, long term equipment financing and officer loans. In addition, the Company has initiated discussions with an alternate source for a new revolving line of credit.  The Company’s cash increased to $282,512 on December 30, 2005 from $281,301on December 31, 2004.

Cash flows used in operating activities was $175,204for the year ended December 30, 2005 on net income of $302,590.   The increase in accounts receivable is the result of increased sales in SSI for the period. SSI sales for the quarter ending December 30, 2005 compared to the quarter ending December 31, 2004 were $2,150,530 and $1,100,237, respectively.  This is an increase of $1,050,293 or 95%.  SSI customers are slower paying resulting in a higher accounts receivable balance at the year ended December 30, 2005.  The increase in inventory is the result of higher volume of inventory in various stages of shipment as a result of higher sales in SSI.  The decrease in prepaid expenses is due to a lower premium on the Company’s insurance package.  The increase in other current assets is a result of an increase in the VAT rebate from increased purchases from China.  For the year ended December 30, 2005 the VAT rebate was $286,642 compared to $147,629 for the year ended December 31, 2004.  The increase in accounts payable and accrued expenses of $437,664 is due to the additional purchase of product resulting from the significantly higher sales of SSI.  Cash used in investing activities for the year ended December 30, 2005 was $26,195, which consisted of cash for the purchase of tooling, molds, machinery and equipment.

Net cash provided by financing activities for the year ended December 30, 2005 was $202,610.  Net cash of $258,249 was borrowed from the bank line of credit. Cash of $30,924 was used to make principal payments on loans and $17,401 to make capital lease repayments.  The net change in the restricted cash was $7,314.

On July 29, 2003, the Company closed on a Revolving Line of Credit (“the line”) with People’s Bank (the “Bank”) with a maximum amount of borrowing of up to $1,500,000 and bearing annual interest at the Bank’s prime rate (7.25% a December 30, 2005) plus one percent (1%), payable monthly.  Under the revolving line agreement, the Company is required to meet certain financial covenants.  The line was originally due to mature on May 31, 2004. The Company can borrow against 85% of eligible accounts receivable plus the lower of 25% of eligible inventory or $350,000.  The line’s availability varies based on eligibility of accounts receivable and inventory.  The loan is secured by substantially all of the assets of the Company and $500,000, which was unconditionally guaranteed by one officer/shareholder and the former CEO (see Note 21), each limited to $250,000.  On May 13, 2004 and August 27, 2004, the due date of the line was extended to August 31, 2004 and October 30, 2004, respectively.

On November 22, 2004, the Company agreed to an extension of the line of credit until November 30, 2005.  The following changes were made to the original agreement:  The extension amended the Company’s tangible net worth requirement and released one shareholder’s personal guarantee on the line of credit.  The Bank also agreed to let the Company make payments of principle and interest of approximately $54,000 against subordinated debt.

On August 3, 2005, the Bank reduced the existing line of credit from $1,500,000 to $1,250,000; no other changes were made to existing terms and conditions.  On November 22, 2005, People’s Bank extended the Company’s line of credit until November 30, 2006, with no changes in the existing terms and conditions.  There is no assurance that the line will be renewed past November 30, 2006.  The outstanding balance of the line at December 30, 2005 was $1,189,350.  The excess availability of the line was $53,614 at December 30, 2005.

The Company’s contract with the DSCP to supply Federal Supply Class 5355 items to the U.S. government expired on June 21, 2004.  Sales under the contract during 2004 were $4,597,895 and during 2005 were $892,636.

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

Management has projected its net cash flows through December 29, 2006, estimating that as a result of the overhead and product cost reductions, expected new customers, repayment of the line of credit and loss of government orders, the Company should have a positive cash balance as of December 29, 2006.  While there can be no assurances, management believes that its cash on hand and expected cash flows will provide adequate cash flow to fund the Company’s operations at least through December 29, 2006.

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

Accounts Receivable – Allowance for Doubtful Accounts

We routinely review our accounts receivable by customer account aging to determine the collectibility of the accounts based on information we receive from the customer, past history, and economic conditions.  In doing so, we adjust our allowance accordingly to reflect the cumulative amount that we feel is uncollectible.  This estimate may vary from the proceeds that we actually collect.  If the estimate is too low, we may incur higher bad debt expenses in the future resulting in lower net income.  If the estimate is too high, we may experience lower bad debt expense in the future resulting in higher net income.

Inventories – Slow Moving and Obsolescence

We estimate and reserve amounts related to slow moving and obsolete inventories that result from changing market conditions.  We develop our estimates based on the quantity and quality of individual classes of inventory compared to historical and projected sales trends.  Inventory at December 30, 2005 has been reduced by a reserve of $156,546, based on our assessment of probable exposure related to excess and obsolete inventories.  Major uncertainties in our estimation process include future industry and economic trends, future needs of our customers, our ability to retain or replace our customer base, and other competitive changes in the market place.  Significant changes in any of the uncertainties used in estimating the loss exposure could result in a materially different net realizable value of our inventory.  The Company currently has a reserve for government inventory of approximately $94,000.  As a result of the contract with DSCP that expired in June 2004, the Company plans to sell the government inventory directly and indirectly to DSCP.  In addition, the Company will continue to bid on individual stock numbers that DSCP posts on the internet.  The Company is also selling to a third party, which has acquired a contract for a portion of the stock numbers.  Additionally, the Company is quoting and selling to other distributors that sell these items to the government.  To supplement this the Company has initiated a direct marketing campaign that seeks to get orders from the end customer that used to go through DSCP under the old contract.  The Company has also listed inventory on Inventory Locator Services and Partsbase.com websites that military and aerospace buyers use to source parts.  Finally, the Company arranged with two of our franchised distributors of commercial parts to advertise and sell military items.

Item 7. Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in accounting principles or disagreements with the auditors regarding applications of any accounting principles as of December 30, 2005.

Item 8A.   Controls and Procedures.

Evaluation and Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13d-15(e) and 15d-15(e)).  Based upon that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-KSB our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time period.

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

The material weaknesses consist of the lack of necessary accounting resources to ensure consistently and complete and accurate reporting of financial information.  During the first quarter of 2005, our independent registered public accountants identified a lack of complete disclosure in reporting of financial information in respect to certain related party transactions.  In addition, during the December 30, 2005 year-end audit, adjustments were identified, which needed to be recorded related to sales cut-off and other matters.  The Company does not have a full time in house controller or chief financial officer.  This decentralizes the financial reporting function and limits the effectiveness of the disclosure control procedures for financial reporting.  In order to correct this deficiency in the future, management will seek additional qualified in house accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely manner.

We believe that for reasons described above we will be able to improve our disclosure controls and procedures and remedy the material weaknesses identified above.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with section 16(a) of the Exchange Act.

Incorporated by reference from the Registrant’s definitive proxy statement, to be filed in accordance with rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

Item 10. Executive Compensation.

Incorporated by reference from the Registrant’s definitive proxy statement, to be filed in accordance with rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Incorporated by reference from the Registrant’s definitive proxy statement, to be filed in accordance with rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

Item 12. Certain Relationships and Related Transactions.

Incorporated by reference from the Registrant’s definitive proxy statement, to be filed in accordance with rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

Item 13. Exhibits.

(A) Exhibits (Numbered in accordance with item 601 of regulation S-B)

Exhibit No.	Description of Exhibit

23.1	Independent Registered Public Accounting Firm’s Consent

31.1	Rule 13a – 14(a)/15d – 14(a) certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman, President and Acting Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

During the quarter ended December 30, 2005, the Company filed one report on form 8K.

On December 15, 2005, the Company announced that the line of credit at People’s Bank had been extended for an additional one year until November 30, 2006, with no changes in existing terms and conditions.

On February 23, 2006, the Company announced that the Board of Directors of the Company had voted to terminate David Kassel as Chief Executive Officer and employee of the Company, effective immediately.

On March 27, 2006, the Company announced that on March 24, 2006, the Company entered into a letter of intent (the “Letter of Intent”) to acquire the shares of Charter Fabrics, Inc. (“Charter Fabrics”) through a merger into a to be formed wholly owned subsidiary of the Company.  Charter Fabrics is a turn-key operation for worldwide sourcing in the textile and cosmetic industries with a specialty in Asia.  The Letter of Intent states that the Company will exchange 11,000,000 shares of restricted unregistered common stock of the Company for all of the shares of common stock of Charter Fabrics.  The Letter of Intent is nonbinding and is subject to due diligence and the execution of definitive agreements.

Item 14. Principal Accountant Fees and Services.

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

INTERNATIONAL SMART SOURCING, INC.

March 28, 2006	/s/ David Hale

Date	David Hale
Chairman, President (Principal Executive Officer) and Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Hale	Chairman of the Board	March 28, 2006
of Directors, President (Principal
Executive Officer) and Acting Chief
Financial Officer

/s/ Andrew Franzone	President of EHC, Director	March 28, 2006

/s/ Harry Goodman	Vice President and Secretary, Director	March 28, 2006

/s/ David Kassel	Director	March 28, 2006

/s/ Richard Peters	Director	March 28, 2006

/s/ Michael Rakusin	Director	March 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee of the Board of Directors and Shareholders of
International Smart Sourcing, Inc.
Farmingdale, New York

We have audited the accompanying consolidated balance sheet of International Smart Sourcing, Inc. and Subsidiaries (the “Company”), as of December 30, 2005 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the fiscal years ended December 30, 2005 and December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Smart Sourcing, Inc. and Subsidiaries as of December 30, 2005, and the consolidated results of its operations and its cash flows for the fiscal years ended December 30, 2005 and December 31, 2004, in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP

New York, New York
March 8, 2006, except for Note 21(b) which is dated March 24, 2006

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 30, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$282,512
Accounts receivable - net of allowance for doubtful accounts of $12,536	1,919,074
Inventories, net	2,099,268
Prepaid expenses and other current assets	523,987
Restricted cash	257,294

TOTAL CURRENT ASSETS	5,082,135
Property and equipment - net	141,479

TOTAL ASSETS	$5,223,614

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,535,550
Deferred revenue	103,150
Line of credit	1,189,350
Current portion of long tem debt (including $120,522 to officers and shareholders)	153,681
Current portion capital lease obligations	6,560

TOTAL CURRENT LIABILITIES	2,988,291
Long term debt - less current portion	5,755
Capital lease obligations - less current portion	941

TOTAL LIABILITIES	2,994,987

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	—
Common Stock, $0.001 par value, 100,000,000 shares authorized, 18,899,435 issued and outstanding	18,899
Additional paid-in capital	8,239,495
Accumulated deficit	(6,029,767)

TOTAL SHAREHOLDERS’ EQUITY	2,228,627

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,223,614

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Fiscal Years Ended

	December 30, 2005	December 31, 2004

NET SALES	$12,187,621	$11,499,725
COST OF GOODS SOLD	7,523,392	6,889,435

GROSS PROFIT	4,664,229	4,610,290

OPERATING EXPENSES
Selling	1,572,696	1,657,987
General and administrative	2,735,794	2,820,064

TOTAL OPERATING EXPENSES	4,308,490	4,478,051

INCOME FROM OPERATIONS	355,739	132,239
OTHER INCOME (EXPENSE)
Interest income	8,506	8,623
Other income	42,638	149,548
Other than temporary decline in available for sale security	—	(16,828)
Interest expense	(85,823)	(84,210)
Other expenses	(18,470)	(59,893)

TOTAL OTHER INCOME (EXPENSE)	(53,149)	(2,760)
NET INCOME	$302,590	$129,479

Earnings per share of of common stock:
BASIC:
Net income per share	$0.02	$0.01

Weighted average number of shares of common stock outstanding	18,897,320	18,893,159

DILUTED:
Net income per share	$0.02	$0.01

Weighted average number of shares of common stock and common stock equivalents outstanding	19,024,792	20,075,511

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital
				Accumulated Deficit
	Shares	Amount			Total

Balance - December 26, 2003	18,886,920	$18,889	$8,217,039	$(6,461,836)	$1,774,092
Stock based compensation - options	—	—	12,716	—	12,716
Common stock issued for services	7,515	5	7,495	—	7,500
Net Income	—	—	—	129,479	129,479

Balance - December 31, 2004	18,894,435	18,894	8,237,250	(6,332,357)	1,923,787
Common stock issued for services	5,000	5	2,245		2,250
Net income	—	—	—	302,590	302,590

Balance - December 30, 2005	18,899,435	$18,899	$8,239,495	$(6,029,767)	$2,228,627

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended

	December 30, 2005	December 31, 2004

Cash flows from operating activities:
Net income	$302,590	$129,479

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash expenses related to stock based compensation	2,250	20,216
Depreciation and amortization	125,774	162,714
Bad debt expense	6,034	24,925
Inventory reserve	185,666	131,429
Other than temporary decline in available for sale security	—	16,828
Changes in operating assets and liabilities:
Accounts receivable	(983,476)	162,498
Inventories	(241,786)	(604,756)
Prepaid expenses and other current assets	49,404	(150,918)
Accounts payable and accrued expenses	437,664	94,548
Deferred revenue	(59,324)	98,369

Total adjustments	(477,794)	(44,147)

Net cash (used in) provided by operating activities	(175,204)	85,332

Cash flows used in investing activities:
Expenditures for property and equipment	(26,195)	(34,195)

Cash flows from financing activities:
Capital lease payments	(17,401)	(30,095)
Net proceeds from line of credit	258,249	107,924
Principal payments of long-term debt	(30,924)	(190,620)
Chainge in restricted cash	(7,314)	(249,980)

Net cash provided by (used in) financing activities	202,610	(362,771)

Net increase (decrease) in cash and cash equivalents	1,211	(311,634)
Cash and cash equivalents - beginning of year	281,301	592,935

Cash and cash equivalents - end of year	$282,512	$281,301

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$76,118	$84,210

Cash paid during the year for taxes	$—	$11,519

Noncash financing information:

In October 2004, the Company’s Board of Directors approved a four hundred (400%) stock dividend of the Company’s common stock payable to shareholders of record on December 1, 2004.  The effect of the stock dividend, which has been accounted for similar to a stock split, has been retroactively reflected in all share and per share data.  The additional shares of 15,115,548 were distributed December 10, 2004.  There is no effect on total shareholders’ equity as a result of the stock dividend.

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 30, 2005 and December 31, 2004

1.	BUSINESS OF THE COMPANY

International Smart Sourcing, Inc. (“International”) was incorporated in February 1998 in Delaware as a holding company for the purpose of acquiring the common stock of Electronic Hardware Corp. (“EHC”) and Compact Disc Packaging Corp., (“CDP”), an inactive corporation, in connection with an initial public offering of International’s stock (the “Offering”), which was successfully completed in April of 1999. On May 7, 1999 International formed a company called Smart Sourcing Inc. (“SSI”), a Delaware corporation.  EHC manufactures, distributes and warehouses, knobs, dials and pointers.  SSI specializes in assisting companies in reducing their cost of manufacturing by outsourcing manufacturing in China.

Hereinafter, International, EHC, CDP, and SSI are collectively referred to as the “Company.”

The Company specializes in the out-sourcing of manufacturing and the manufacturing of injection molded plastic components, products and assemblies. The Company performs the manufacturing and outsourcing functions for its customers, through its United States facilities and through its outsourcing contacts and offices in the People’s Republic of China.

2.	MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which assumes the continuity of operations and that assets will be realized and liabilities will be discharged in the normal course of business.  During the year ended December 30, 2005, the following events occurred which may have a significant impact on the Company’s financial condition, operations and cash flows.

On August 3, 2005 the bank reduced the existing line of credit from $1,500,000 to $1,250,000.  As of December 30, 2005, the Company has a $1,250,000 revolving line of credit with People’s Bank expiring on November 30, 2006.  The line was renewed on November 22, 2005.  However, the Company has initiated discussions with an alternative source for a potential replacement for the aforementioned revolving line of credit.  The line’s outstanding balance was $1,189,350 at December 30, 2005 and $905,510,  (unaudited) at March 24, 2006.  The excess availability of the line was $53,614 at December 30, 2005.

The Company had a contract with Defense Supply Center Philadelphia (“DSCP”) which expired in June 2004.  On May 28, 2004 the Company submitted a response to a Request For Proposal from DSCP that is designed to place over 600 federal Supply Class 5355 competitive items under one or more Indefinite Quantity Contracts.  On September 29, 2004, the Company was informed that it had been awarded contracts for 16 of these items.  The government estimates the value of these contracts at $132,715 per year.  On September 10, 2004, the Company submitted a response to a second Request For Proposal that is designed to place over 200 items under one or more contracts.  On September 27, 2005, the Company was informed that it had been awarded contracts for 58 of these items.  The government estimates the value of these contracts to be $123,437 per year.  The Company has been informed that a third Request For Proposal to place additional items under contract is now in draft and will be released at a later date.  The sales to the DSCP approximated 7% and 40% of the total Company’s sales for the years ended December 30, 2005 and December 31, 2004, respectively.  Pending an award of the remaining parts of the government contract, management has already made personnel reductions and cut other overhead costs.  The Company plans to sell the government inventory directly and indirectly to DSCP.  In addition, the Company will continue to bid on individual stock

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - CONTINUED

numbers that DSCP posts on the internet.  The Company is also selling to a third party, which has acquired a contract for a portion of the stock item numbers.  Additionally, the Company is quoting and selling to other distributors that sell these items to the government.  To supplement this, the Company has initiated a direct marketing campaign that seeks to get orders from the end customer that used to go through DSCP under the old contract.  The Company has also listed inventory on Inventory Locator Services and Partsbase.com websites that military and aerospace buyers use to source parts.  Finally, the Company arranged with two of its franchised distributors of commercial parts to advertise and sell military items.  In addition, management plans to further increase its outsourcing to China for products not sold to the US government, thereby incurring additional significant savings on the manufacture of product.  Management has projected its net cash flows through December 29, 2006, estimating that as a result of the overhead and product cost reductions, the Company should have a positive cash balance at fiscal year end 2006.  While there can be no assurances, management believes that its cash on hand and expected cash flows from operations will provide adequate cash flow to fund the Company’s operations at least through December 29, 2006.

The Company has initiated efforts to identify companies that may be potential merger or acquisition targets.  As mentioned in Note 21 (b), the Company entered into a letter of intent (the “Letter of Intent”) to acquire the shares of Charter Fabrics, Inc. (“Charter Fabrics”) through a merger into a to be formed wholly owned subsidiary of the Company.  Charter Fabrics is a turn-key operation for worldwide sourcing in the textile and cosmetic industries with a specialty in Asia.  The Letter of Intent states that the Company will exchange 11,000,000 shares of restricted unregistered common stock of the Company for all the shares of common stock of Charter Fabrics.  The Letter of Intent is nonbinding and is subject to due diligence and the execution of definitive agreements.

Strategic Alternative Considerations

Additionally, the Company is considering strategic alternatives.  Such alternatives may include the sale of all or part of the Company.  There can be no assurance that the exploration of strategic alternatives will result in any transactions.  The Company does not intend to disclose developments with respect to the exploration of strategic alternatives unless and until its Board of Directors has approved a specific transaction.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Fiscal Year – The Company operates on a “52-53 Week” reporting year ending on the last Friday of the month. The year ended December 30, 2005 represents the period from January 1, 2005 to December 30, 2005. The year ended December 31, 2004 represents the period from December 27, 2003 to December 31, 2004.

(b)

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Critical estimates include management’s judgments associated with: the allowance for doubtful accounts, inventory obsolescence, property and equipment valuations, other asset valuations and accrued expenses. Actual results could differ from those estimates.

(c)

Recognition of Revenue – Income from sales of goods is recognized when the orders are completed and shipped or possession of goods is taken by the customer provided that collection of the resulting receivable is reasonably assured. EHC goods are shipped both Free on Board (“F.O.B.”) shipping point and F.O.B. destination.  SSI goods are shipped F.O.B. China and F.O.B. Farmingdale, as well as Cost, Insurance and Freight (“C.I.F.”), origin/destination and Delivered Duty Unpaid (“D.D.U.”) destination.  In some cases, possession of goods is taken by the customer at the manufacturing facility in China.  The Company’s return policy on defective parts is as follows: custom parts may only be exchanged for replacement parts within 30 days of the invoice; catalogue parts, which can be resold, may be exchanged for replacement parts or for a refund.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - CONTINUED

(d)

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

(e)

Reclassifications – Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.  These reclassifications have no effect on previously reported operations.

(f)

Cash and Cash Equivalents and Restricted Cash – For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less when purchased to be cash equivalents.  Restricted cash represents a certificate of deposit, which is part of the collateral for the line of credit.  Per the terms of the agreement, the Company does not have the right to withdraw the funds in the pledged account until the line of credit has been paid in full.

(g)	Inventories – Inventories are stated at the lower of cost or market. Cost is determined principally by the use of the first-in, first-out method.

(h)

Common Stock – On December 8, 2004, the Company filed a Certificate of Amendment to the Certificate of Incorporation increasing the total number of shares to 101,000,000 consisting of 100,000,000 shares of common stock and 1,000,000 or preferred stock.

(i)

Depreciation and Amortization – Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the improvements, which is 10 years, or the life of the lease.

(j)

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

(k)

Earnings Per Share – Basic earnings per share (“EPS”) is determined by dividing net income for the period by the weighted average number of common shares outstanding during the same period. Earnings per share for the years ended December 30, 2005 and December 31, 2004 reflect the effects of a 5 for 1 stock split that occurred on December 10, 2004, for shareholders of record as of December 1, 2004.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company.  For the years ended December 30, 2005 and December 31, 2004, the Company had stock options to purchase 1,846,250 and 1,415,000 shares of common stock and warrants to purchase 7,482,733 and 6,662,893 shares, respectively, that were not included in the dilutive earnings per share calculation because the exercise price of these items was greater than the average market price of the common stock for the period.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - CONTINUED

The following table sets forth the components used in the computation of basic and diluted earnings per share:

	For the Fiscal Years Ended

	December 30, 2005	December 31, 2004

Numerator:
Net income	$302,590	$129,479

Denominator:
Weighted average shares	18,897,320	18,893,159

Effect of dilutive securities:
Employee stock options	127,472	1,076,980
Stock warrants	—	105,372

	127,472	1,182,352

Denominator for diluted earnings per share-adjusted weighted average shares after assumed conversions	19,024,792	20,075,511

(l)

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

(m)

Stock Based Compensation – As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB 25.  On October 15, 2004, the Company granted options to purchase 1,837,500 shares of common stock to employees and members of the board of directors (see Note 14).  On December 17, 2004, the Company accelerated the vesting period and all unvested options granted were fully vested to avoid recognizing an expense in future financials due to the implementation of SFAS 123R (revised 2004), “Share-Based Payment.”  No stock-based employee compensation cost is reflected in operations, as all options granted have an exercise price equal to or above the market value of the underlying common stock on the date of acceleration. SFAS No. 123R  will require the Company to expense stock options based on the grant date fair value in its financial statements.  The effect of expensing the stock options on the Company’s results of operations using a Black-Scholes option-pricing model is presented in the following pro forma table:

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - CONTINUED

	For the Fiscal Years Ended

	December 30, 2005	December 31, 2004

Net income as reported	$302,590	$129,479
Less: total stock-based employee compensation expense determined under fair value method, net of related tax effects	—	(1,094,232)

Pro Forma net income (loss)	$302,590	$(964,753)

Net income (loss) per share:
Basic net income per share as reported	$0.02	$0.01
Pro Forma basic net income (loss) per share	$0.02	$(0.05)
Diluted net income per share as reported	$0.02	$0.01
Pro Forma diluted net income (loss) per share	$0.02	$(0.05)

(n)

Accounts Receivable – Allowance for Doubtful Accounts – The Company routinely reviews its accounts receivable by customer account aging to determine the collectibility of the amounts due based on information received from the customer, past history and economic conditions.  In doing so, the Company adjusts the allowance accordingly to reflect the net realizable value of an account receivable.  Accounts receivable are written off at the time they are deemed to be uncollectible.

(o)

Fair Value of Financial Instruments – The Company’s financial instruments consist of cash, accounts receivable, restricted cash, accounts payable and accrued expenses, carrying amounts of these financial instruments in the consolidated balance sheet approximate fair value due to their short term nature.  The carrying amounts of the Company’s other financial instruments, loans payable, line of credit and capital leases, in the aggregate, approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial instruments at December 30, 2005.

(p)	Advertising Expense – Advertising costs are expensed when incurred. Advertising expense was $142,425 and $236,524 for the years ended December 30, 2005 and December 31, 2004, respectively.

(q)

Shipping and Handling Costs – The Company classifies EHC’s shipping and handling cost as a component of selling expenses.  The costs are for shipping the product to the customer.  EHC’s shipping and handling costs for the years ended December 30, 2005 and December 31, 2004 were $179,694 and $176,655, respectively.  EHC bills its customers directly for shipping and handing costs.  The one exception to this is DSCP, where the Company includes shipping and handling costs into the piece price and does not bill for them directly.  SSI’s shipping and handling policy is customer driven.  The customer has the choice of including the shipping and handling costs into the piece price of the product, being billed separately for such costs, which are included in sales, or to pay the carrier directly.  All of SSI’s shipping and handling costs are expensed as incurred and are included in cost of goods sold.

(r)

Foreign Currency Translation – The Company accounts for foreign currency transactions under SFAS No. 52 “Foreign Currency Translation.”  The functional currency for the Company’s foreign operations is the US dollar.  Revenue and expenses are translated at the actual exchange rate when the transaction is completed.  Gains and losses for foreign transactions were immaterial and are included in the Company’s consolidated statements of income during the years ended December 30, 2005 and December 31, 2004.

(s)	RECENT ACCOUNTING PRONOUNCEMENTS

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

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - CONTINUED

(ii)

In December 2004, the FASB finalized SFAS No. 123R “Share-Based Payment,” amending SFAS No. 123,and effective beginning the Company’s first quarter of fiscal 2006.  SFAS No. 123R will require the Company to expense stock options based on grant date fair value in its financial statements.  Further, adoption of SFAS No. 123R will require additional accounting related to income tax effects and additional disclosure regarding cash flow effects resulting from share-based payments arrangements.  The Company expects to adopt the modified prospective transition method.  The adoption of SFAS 123R will not effect the Company’s cash flows or financial position, but may have an adverse impact on results of operations if options are granted in the future.

(iii)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment for APB Opinion No. 29.”  This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 are effective for the Company’s fiscal year ended December 30, 2006.  The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial position, liquidity,  results of operations or cash flows.

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

On March 3, 2005, the FASB issued FASB Staff position FIN 46 (R)-5, which addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or a potential VIE when specific conditions exist.  The Company leases it premises from K&G Realty, LLC.  K&G Realty, LLC is owned by one officer/shareholder and former CEO of the Company.  Management has evaluated the relationship between the Company and K&G Realty, LLC and has determined that K&G Realty, LLC is not an implicit variable interest entity and FASB Staff Position FIN 46(R)-5 has no impact on the Company’s consolidated financial statements.

(v)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3”.  SFAS No. 154 requires retroactive application to prior periods’ financial statements of changes in accounting principle.  It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in a statement of income.  The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 is not expected to have a significant effect on the Company’s consolidated financial position, results of operations, or cash flows.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - CONTINUED

4.	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and trade receivables. At times, the cash in any one bank account may exceed the Federal Deposit Insurance Corporation’s $100,000 limit. At December 30, 2005, the Company was over the insured limit.  The Company places its cash with high credit quality financial institutions. In regards to trade receivables, management believes the risk is limited due to the credit assessment of its customers.

The Company relies on vendors from China for a significant amount of its manufacturing and outsourcing capabilities. One vendor accounts for more than 10% of purchases.  Purchases from this supplier for the years ended December 30, 2005 and December 31, 2004 approximated $5,712,000 (90%) and $3,310,000 (46%) of total purchases.  At December 30, 2005 the amount due to this supplier included in accounts payable was $1,090,533.  On December 11, 2001, China became a member of the World Trade Organization.

During the years ended December 30, 2005 and December 31, 2004, the United States government accounted for approximately 7% and 40%, respectively of the Company’s net sales.  The government is a customer of EHC.  The United States government accounted for approximately 3% of the Company’s outstanding accounts receivable as of December 30 2005.

5.	INVENTORIES, NET

Inventories consist of the following at December 31, 2004:

Raw Materials	$236,786
Work in Process	23,263
Finished Goods	1,995,765

2,255,814
Less: reserve for Obsolescence	(156,546)

$2,099,268

The government inventory on hand at December 30, 2005 was $695,964.  During the year ended December 30, 2005, the Company recorded a reserve of $156,546 of which approximately $94,000 of the reserve recorded was for government inventory.  As a result of the contract with DSCP that expired in June 2004, the Company plans to sell the government inventory directly and indirectly to DSCP.  In addition, the Company will continue to bid on individual stock numbers that DSCP posts on the internet.  The Company is also selling to a third party, which has acquired a contract that sell these items to the government.  To supplement this the Company has initiated a direct marketing campaign that seeks to get orders from the end customer that used to go through DSCP under the old contract.  The Company has also listed inventory on Inventory Locator Services and Partbase.com websites that military and aerospace buyers use to source parts.  Finally, the Company arranged with two of its franchised distributors of commercial parts to advertise and sell military items.  Management believes that the inventory reserve is sufficient, however, it is reasonably possible that additional inventory reserves may be required to be recorded in the near term, and those additional reserves could be material.

6.	INVESTMENT AVAILABLE FOR SALE

The Company was carrying securities, which were originally received as a settlement for a note and interest receivable in accordance with the borrower’s plan of reorganization.  The Company has since valued these marketable securities as worthless, and accordingly has recorded an other than temporary decline in available for sale security of $16,828 for the year ended December 31, 2004.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - CONTINUED

7.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following at December 30, 2005:

	Life

Machinery and Equipment	5–10 Years	$538,741
Tools, Dies and Molds	5–10 Years	439,259
Leasehold Improvements	10 Years	67,652
Office Furniture and Fixtures	5 Years	91,624

		1,137,276
Less: Accumulated Depreciation and Amortization		(995,797)

		$141,479

At December 30, 2005, the Company had $59,425 of its property and equipment under capital leases, with accumulated amortization of $53,275.  Depreciation and amortization expense for the years ended December 30, 2005 and December 31, 2004 was $125,774 and $162,714, respectively.

8.	CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under various capital lease arrangements, which have expirations through March 2007. Future annual minimum payments under capital leases are as follows:

Year Ending December,

2006	$8,231
2007	1,128

9,359
Less: amounts representing interest	1,858

Present value of lease payments	7,501
Less: current portion	6,560

Long-term portion of capital lease obligations	$941

9.	LINE OF CREDIT

On July 29, 2003, the Company closed on a Revolving Line of Credit (“the line”) with People’s Bank (the “Bank”) with a maximum amount of borrowing of up to $1,500,000.  Under the revolving line agreement the Company is required to meet financial covenants.  The line was due to mature on May 31, 2004 and was extended to October 30, 2004.  The line bears annual interest at the Bank’s prime rate (7.25% at December 30, 2005) plus one percent (1%), payable monthly.  The line’s availability will vary based on eligibility of accounts receivable and inventory.  The loan is secured by substantially all of the assets of the Company and $500,000, which was unconditionally guaranteed by one officer/shareholder and the former CEO, each limited to $250,000.

On November 22, 2004, the Company agreed to an extension of the line of credit until November 30, 2005.  The following changes were made to the original agreement:  The extension amended the Company’s tangible net worth requirement and released one of the shareholder’s personal guarantees on the line of credit.  The Bank also agreed to let the Company make payments of principle and interest of approximately $54,000 against the subordinated debt (see note 10(b)).

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - CONTINUED

On August 3, 2005, the Bank reduced the maximum amount available under the existing line of credit from $1,500,000 to $1,250,000; no other changes were made in the existing terms and conditions.  On November 22, 2005, the Bank extended the Company’s line until November 30, 2006, with no changes to the existing terms and conditions.  There is no assurance that the line will be renewed past November 30, 2006.  The outstanding balance of the line at December 30, 2005 was $1,189,350.  The excess availability of the line was $53,614 at December 30, 2005.  The Company can borrow against 85% of eligible accounts receivable plus the lower of 25% of eligible inventory or $350,000.

10.	LONG-TERM DEBT

Long-term debt is comprised of the following at December 30, 2005:

(a)	Loan payable in monthly installments of $2,903 of principal including interest at 7% per annum through February 2007. The loan is guaranteed by one officer/shareholder and the former CEO of the Company and one of the Company’s related parties.	$38,914
(b)	Various loans payable to officers and shareholders, all bearing interest at 10% per annum, payable in monthly installments of $9,087 including interest. There is a moratorium on principal repayments of these loans due to the subordination by the Company’s line of credit agreement. These loans are subordinated to the Company’s line of credit agreement.	120,522

		159,436
	Less: current portion	153,681

	Long-term debt, net of current portion	5,755

Long-term debt matures as follows:

Year ending December,	Amount

2006	153,681
2007	5,755

$159,436

11.	INCOME TAXES

The primary deferred-tax asset is as follows:

December 30, 2005

Net operating loss carryforwards	$2,270,000
Less: valuation allowance	(2,270,000)

$—

The valuation allowance decreased by $9,000 and $76,000 for the years ended December 30, 2005 and December 31, 2004, respectively.

The differences between the statutory federal rate and the effective rate for the years ended December 30, 2005 and December 31, 2004 consist of the following:

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - CONTINUED

	For the Fiscal Years ended

	December 30, 2005		December 31, 2004

Income tax provision at 34%	(34)%		(34)%
State and local income taxes net of federal benefit	(7)%		(7)%
Effect of permanent differences	(6	) %	(7)%
Change in utilization of NOL	47%		48%

Total	0%		0%

The Company has a net operating loss carry-forward for tax purposes totaling approximately $5,594,000 at December 30, 2005 expiring between the years 2010 through 2021. The Company utilized approximately $335,000 of its NOL for the year ended December 30, 2005.

12.	RETIREMENT PLAN

The Company sponsors a 401(k) savings plan covering all non-union employees who have attained the age of 21 and have completed 3 months of service. Participants may contribute up to 15% of their annual compensation, subject to certain limitations. In addition, the Company may make contributions to the plan. During the years ended December 30, 2005 and December 31, 2004, the Company made contributions of $31,906 and $0, respectively, to the plan.

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

14.	STOCK O PTION AND GRANT PLAN AND WARRANTS

In March 1998, the Company adopted the Stock Option and Grant Plan (the “Plan”) which was amended in June 2000 and provides for an aggregate grant of options to purchase 5,000,000 shares of the Company’s common stock. Options may be granted to employees, officers, directors, consultants and independent contractors. Under the Plan, options may be issued for periods up to 10 years and become exercisable in varying amounts based on a vesting schedule. Generally, options are granted at prices equal to market value on the date of the grant with lives of five years.  On October 15, 2004, the Company vested all unvested employee options, which has been reflected in the SFAS No. 148 disclosure (see Note 3).

In October 2004, the Company granted 1,837,500 stock options to key employees and members of the board of directors at an exercise price of $0.61 per share.  The vesting periods for the stock options were accelerated to the date of issue of the option agreement.  There were no stock options issued during the year ended December 30, 2005.  For the years ended December 30, 2005 and December 31, 2004, the Company recorded an expense of $2,250 and $20,216, respectively, for common stock and options issued to consultants.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - CONTINUED

For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the year ended December 31, 2004: (i) annual dividends of $0.00, (ii) expected volatility of 97.59%, (iii) risk-free interest rate of 4.84%, and (iv) expected option lives of five years.

The following tables illustrate the Company’s stock option and warrant issuances and balances outstanding as of, and during the years ended December 30, 2005 and December 31, 2004, restated for the anti-dilution provisions related to the Company’s common stock warrants.

	OPTIONS		WARRANTS

	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Warrants	Weighted Average Exercise Price

Outstanding at December 26, 2003	4,222,500	$0.69	9,018,733	$0.98
Granted	1,837,500	0.61	—	—
Cancelled	(1,802,500)	0.96	—	—
Exercised	—	—	—	—

Outstanding at December 31, 2004	4,257,500	$0.54	9,018,733	$0.98
Granted	—	—	7,357,733	0.97
Expired	(242,500)	1.025	(8,893,733)	(1.01)
Cancelled	(65,000)	0.54	—	—
Exercised	—	—	—	—

Outstanding at December 30, 2005	3,950,000	$0.52	7,482,733	$0.97

In connection with the Initial Public Offering, in 1999, the Company issued 1,755,734 (with shares underlying of 9,018,733) redeemable common stock purchase warrants at exercise prices ranging from $0.97 per share to $1.38 per share.  The warrants are redeemable by the Company upon thirty (30) days prior written notice at the redemption price of $.10 per warrant, provided that the closing bid price of the common stock on a national exchange has been in excess of 150% of the exercise price for any twenty (20) trading days within a period of 30 consecutive trading days ending on the 15th day prior to the date which the Company gives notice to redemption.  In March 2005, the Company extended through April 23, 2007 the expiration dates of their IPO warrants, which are exercisable for 7,357,733 shares of common stock.  Such warrants were all scheduled to expire on April 23, 2005.  There were no financing costs associated with the warrant extension because these warrants were issued in conjunction with the Company’s Initial Public Offering.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - CONTINUED

The following is additional information with respect to the Company’s options and warrants as of December 30, 2005:

OPTIONS OUTSTANDING AND EXERCISABLE

Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$ 0.50	142,500	0.01 years	$0.50
$ 0.43	1,970,000	1.64 years	$0.43
$ 0.61	1,837,500	3.84 years	$0.61

	3,950,000	2.61 years	$0.52

WARRANTS OUTSTANDING AND EXERCISABLE

Exercise Price	Number of Outstanding Shares Underlying Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$ 0.70	125,000	0.28 years	$0.70
$ 0.97	7,357,733	1.33 years	$0.97

	7,482,733	1.31 years	$0.97

15.	COLLECTIVE BARGAINING AGREEMENT

The Company’s factory employees and factory supervisors are represented by a collective bargaining agreement between a local branch of a major national labor trade union and the Company. Such agreement expires in May 2007.

16.	RELATED PARTY TRANSACTIONS

(a)

Sales during the years ended December 30, 2005 and December 31, 2004 included approximately $730,000 and $557,000, respectively to another company owned by two officers/shareholders and the former CEO of the Company. Gross profit on such sales was approximately $53,000 and $65,000 for the years ended December 30, 2005 and December 31, 2004, respectively. Accounts receivable from the related company was approximately $87,000 at December 30, 2005.

(b)

The Company leases its premises from a company (the “landlord”) owned by two of the officers/shareholders of the Company at an annual rental of $206,364. Such lease was to expire in December 2005. On October 25, 2005, the lease was extended for a 5 year period and will expire on December 31, 2010.  In January 2004, the mortgage was refinanced by the one officer/shareholder and the former CEO of the Company and the Company is no longer the guarantor.

(c)

In March 1998, the Company entered into employment agreements with its two officer/shareholders and the former CEO for periods of 10 years at aggregate annual base salaries of $325,000. Such agreements provide for increases at the greater of 5% or the consumer price index and an annual bonus to be determined by the Board of Directors.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - CONTINUED

(d)

In 2004, the Company commenced the due diligence process in connection with preliminary discussions to acquire a knob, handle and hand wheel manufacturer, Ray Engineering Company Limited (“Rencol”), located in Bristol, United Kingdom.  In January 2005, the Company concluded that it was not able to acquire Rencol due to limitations imposed by agreements with lenders, and lack of other adequate resources to complete the transaction.  Upon the decision of the Company to terminate discussions to acquire Rencol, a group of investors expressed an interest in acquiring Rencol.  These investors included, among others, Mr. Hale, Chairman, Acting Chief Financial Officer, and President of the Company, Mr. Franzone, Director and President of EHC and Mark Mandel, an accounting consultant to the Company.  The investors formed a company for the purposes of the transaction named Rencol Acquisitions, LLC.  Pursuant to an agreement dated as of February 9, 2005, the Company assigned its rights to Rencol Acquisitions, LLC who subsequently completed the purchase of Rencol in February 2005.

An independent committee of the Board of Directors of the Company was convened to review the proposal by the outside investors on behalf of the Company.  The independent committee of the Board of Directors approved the proposed transaction upon the following terms:

1)

Rencol Acquisitions, LLC would agree to reimburse the Company for all expenses incurred in the Company’s pursuit of the acquisition of Rencol.  In March 2005, Rencol Acquisitions, LLC reimbursed the Company approximately $161,000 for expenses incurred by the Company as a result of its pursuit of the acquisition of Rencol, which was included in the Company’s prepaid expenses and other current assets as of December 31, 2004.

2)

Rencol would agree to become a customer of the Company for its manufactured products sourced in China on the same terms and conditions as other customers of the Company for a period of at least two years after the acquisition.  The service fee commenced in March 2005 and was $3,000 for the first month and $7,500 per month thereafter.  During the year ended December 30, 2005, the Company charged Rencol a total service fee of $70,500 which was included in sales.

3)

EHC would be the exclusive distributor of Rencol products in North America and Rencol would be a distributor of EHC products for a two year period.  Commencing October 2005, EHC pays Rencol $12,500 per month as a service fee.  During the year ended December 30, 2005, the Company paid Rencol $37,500 which is included in cost of goods sold.

17.	CONSULTING AGREEMENT

In March 1998, the Company entered into a ten year consulting agreement in connection with the Company’s plans to develop manufacturing resources in the People’s Republic of China (“China”). The consultant, who was a board member of the Company at the time, was paid at an hourly rate as mutually determined and agreed upon by the Company and the consultant from time to time and 1.5% of the net cost, as defined, of all products manufactured in China up to $5,000,000 per year and 1% of net costs in excess of $5,000,000. On December 3, 2003, the consulting agreement was terminated.  However, the Company will continue to pay the commission of 1.5% or 1%, of the net cost, through December 2007.

18.	PREFERRED STOCK

The Board of Directors of the Company is authorized, without further action of the shareholders of the Company, to issue up to 1,000,000 shares of Preferred Stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any series or the designation of such series.  As of December 30, 2005, there were no shares issued and outstanding.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - CONTINUED

19.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company views its operations as principally two segments, the manufacturing and assembly of injection molded plastic components and outsourcing of injection molded plastic components and their assemblies. The segments share a common workforce and office headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment. Information with respect to foreign operations is not material.  The Company’s segment information for the years ended December 30, 2005 and December 31, 2004 are as follows:

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Year ended December 30, 2005
Sales	$5,639,089	$6,548,532	$—	$12,187,621
Interest and other income	50,437	707	—	51,144
Interest and other expenses	16,967	2,983	84,343	104,293
Depreciation and amortization	82,179	30,242	13,353	125,774
Segment assets	2,599,009	2,581,813	42,792	5,223,614
Long-lived asset expenditures	9,840	16,355	—	26,195
Segment net income (loss)	$857,459	$105,661	$(660,530)	$302,590

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Year ended December 31, 2004
Sales	$8,201,112	$3,298,613	$—	$11,499,725
Interest and other income	46,305	111,866	—	158,171
Interest and other expenses	30,860	4,853	125,218	160,931
Depreciation and amortization	97,818	50,716	14,180	162,714
Segment assets	2,444,866	1,646,744	238,900	4,330,510
Long-lived asset expenditures	32,042	2,153	—	34,195
Segment net income (loss)	$1,181,498	$(507,222)	$(544,797)	$129,479

20.	COMMITMENTS AND CONTINGENCIES

The Company leases office space in Shanghai, China at a rental rate of US$3,976 per month. The lease is for 24 monthly periods expiring on February 28, 2007.

The Company leases its premises from a related party (see Note 16). In addition, the Company also has various other operating leases for equipment and automobiles.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - CONTINUED

Future annual minimum lease payments are as follows:

Fiscal Year Ending in December	Amount

2006	$260,267
2007	226,885
2008	225,496
2008	232,257
2010	239,228

$1,184,133

Total rent expense for the years ended December 30, 2005 and December 31, 2004 was approximately $275,000 and $280,000, respectively.

EHC, a subsidiary of the Company, has been named as a defendant in a products liability action in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  The complaint seeks damages in an amount in excess of $15,000 and alleges that the plaintiff incurred injuries as a result of a defective valve cap regulating flow of propane gas to a barbeque unit.  The Company does not believe that it manufactured the defective part in question.  The Company is vigorously defending the action and believes that it is without merit, although the outcome cannot be determined at this time.  As of December 30, 2005, the Company has made no provision for this legal action.

21.	SUBSEQUENT EVENTS

a)

On February 23, 2006, the Board of Directors of the Company terminated David Kassel as Chief Executive Officer and employee of the Company, effective immediately.  Pursuant to the employment agreement by and between the Company and Mr. Kassel dated as of March 15, 1998, Mr. Kassel will continue to receive salary and benefits until February 28, 2008, estimated at $320,000.

b)

On March 24, 2006, the Company entered into a letter of intent (the “Letter of Intent”) to acquire the shares of Charter Fabrics, Inc. (“Charter Fabrics”) through a merger into a, to be formed, wholly owned subsidiary of the Company.  Charter Fabrics is a turn-key operation for worldwide sourcing in the textile and cosmetic industries with a specialty in Asia.  The Letter of Intent states that the Company will exchange 11,000,000 shares of restricted unregistered common stock of the Company for all of the shares of common stock of Charter Fabrics.  The Letter of Intent is nonbinding and is subject to due diligence and the execution of definitive agreements.  There can be no assurance that the merger will be completed.