Form 10KSB/A
period 2005-12-30
INTERNATIONAL SMART SOURCING INC
filed 2006-05-01
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with section 16(a) of the Exchange Act.

Information Regarding the Directors

Name	Age	Position

David Kassel	70	Director
Andrew Franzone	68	President of EHC, Director
Harry Goodman	79	Vice President
David Hale	60	Chairman, President, Chief Operating Officer, Acting Chief Financial Officer
Richard A. Peters (1)(2)(3)	68	Director
Michael S. Rakusin (1)(2)(3)	50	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.

Andrew Franzone currently serves as President of EHC. Mr. Franzone also served as President and Chief Executive Officer of the Company from 1987 through May 2001. Mr. Franzone served as President of Allen Field Company, Inc. (“AFC”) from 1984 until 2001, and served as Chairman of the Board of Directors and President of Ackerman Bodnar Corp., a manufacturer of interior aircraft lighting, from 1974 through 1983. Mr. Franzone is a manager and shareholder of Rencol Acquisitions, LLC, a holding company which owns a knobs, handles, and hand wheels manufacturing company located in the United Kingdom.

Harry Goodman has served as Vice President of EHC since 1986. Mr. Goodman served as President of EHC from 1976 to 1986 and began working as an officer of EHC in 1970. Mr. Goodman has also been a partner at K&G Realty Associates since 1978. Mr. Goodman has served as an officer of AFC since 1984. Mr. Goodman has served as an officer of Memory Protection Devices, Inc. since 1987.

David Hale assumed his duties as President and Chief Operating Officer of the Company in April 2002. Mr. Hale commenced employment at the Company in October 1999 as Director of Operations and became Chief Operating Officer in May 2001. Mr. Hale is a manager and shareholder of Rencol Acquisitions, LLC, a holding company which owns a knobs, handles, and hand wheels manufacturer located in the United Kingdom. In 2005 Mr. Hale became Chairman of the company.

Richard A. Peters has over forty years of experience in business, development, marketing and management consulting. His product areas of expertise include data storage, telecommunications, computer graphics and software. Mr. Peters was the Vice President of World Wide Channel Marketing at Quantum Corporation in Milpitas, California from April 1998 until his retirement in February 2001. Mr. Peters lived and worked in Asia, Europe and South America for twelve years. He led acquisition teams, strategic partnerships and product introductions.

Michael S. Rakusin is the President of 54 Pearl Street Associates, a restaurant management holding company. Mr. Rakusin is also a certified public accountant and currently maintains an active accounting and tax practice. He also has extensive experience as a builder of single family homes. Mr. Rakusin previously served as Chief Executive Officer of Echo Springs Water Co., Inc., a distributor of bottled water.

David L. Kassel founded EHC and has served as Chairman of EHC since 1975. He also served as President of CDP from 1995 until 2006. From 2002 until 2006, Mr. Kassel was the Chief Executive Officer of the Company. From 1983 until 1995, he was Chairman of the Board of Directors of American Safety Closure Corp., a company engaged in the manufacturing of bottle caps. Mr. Kassel has been the Chairman and principal stockholder of AFC since 1984. Mr. Kassel has been the Chairman of Memory Protection Devices, Inc., a company engaged in the manufacturing of devices for the protection of computer memory, since 1987. Mr. Kassel has been a partner in K&G Realty Associates, a privately held real estate company, since 1978. Mr. Kassel is a manager and shareholder of Rencol Acquisitions, LLC, a holding company which owns a knobs, handles, and hand wheels manufacturer located in the United Kingdom.

Information Regarding Executive Officers

The names, ages and positions of each of the executive officers of the Company, as well as a description of their business experience and past employment, are as set forth below:

Name	Age	Position

David L. Kassel	70	Former Chief Executive Officer
David Hale	60	Chairman, President and Chief Operating Officer, Acting Chief Financial Officer
Andrew Franzone	68	President of EHC, Director
Harry Goodman	79	Vice President and Secretary, Director

For biographical information regarding Messrs. Franzone, Kassel, Goodman and Hale see “Information Regarding the Directors/Nominees.”

The Audit Committee

Mr. Peters and Mr. Rakusin serve as members of the Audit Committee. The Company has determined that Mr. Rakusin qualifies as an “audit committee financial expert” under applicable SEC regulations. The Audit Committee has the responsibilities set forth in the Audit Committee Charter, including appointing the auditors, preapproving all auditing services, reviewing the audited financial statements and other financial disclosures, and overseeing the accounting and audit functions of the Company. The Audit Committee reports its findings to the Board of Directors.

Code of Business Conduct and Ethics

The Board of Directors has also adopted a Code of Business Conduct and Ethics, which can be found in Appendix C of the 2004 proxy statement. The Code of Business Conduct and Ethics will be provided without charge, upon request to the Company at the following address: International Smart Sourcing, Inc., 320 Broad Hollow Road, Farmingdale, New York 11735, Attention: David Hale.

Section 16(a) Reporting

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and Nasdaq. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of such reports provided to the Company and written representations that no other reports were required during, or with respect to, Fiscal 2005, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners have been satisfied with the exception of the following late filings:

On June 29, 2005, David Kassel disclosed on Form 4 that he purchased 500,000 shares of common stock of the Company.

On July 11, 2005, Harry Goodman disclosed on Form 4 that he sold 500,000 shares of common stock of the Company.

Item 10. Executive Compensation.

Executive Compensation

Summary Compensation Table. The following table sets forth cash compensation paid or accrued during the indicated periods to the Company’s Chief Executive Officer and the Company’s other Executive Officers whose total salary and bonus exceeded $100,000 during Fiscal 2005 (collectively, the “Named Executive Officers”). No other Executive Officers received compensation in excess of $ 100,000 during the year ended December 30, 2005.

SUMMARY COMPENSATION TABLE

Long-Term Compensation

		Annual Compensation			Awards		Payouts

Name and Principal Positions	Fiscal Year	Salary in Dollars	Bonus in Dollars	Other annual compensation	Restricted stock award(s)	Securities Underlying Options/ SARs	LTIP pay-outs	All Other Compensation

David Kassel Former Chief Executive Officer	2005 2004 2003	205,200 181,309 111,777	25,000 0 50,000	14,296 41,884 63,400	0 0 0	0 400,000 —	0 0 0	0 0 0
Andrew Franzone President of EHC	2005 2004 2003	197,685 184,860 153,567	25,000 0 50,000	28,206 28,757 21,942	0 0 0	0 400,000 —	0 0 0	0 0 0
Harry Goodman (1) Executive Vice President and Secretary	2005 2004 2003	32,240 35,390 29,410	0 0 —	20,448 26,048 64,500	0 0 0	0 — —	0 0 0	0 0 0
David Hale President and Chief Operating Officer	2005 2004 2003	157,650 140,500 110,824	25,000 0 50,000	19,008 19,008 17,800	0 0 0	0 400,000 —	0 0 0	0 0 0

(1)	This Officer agreed to accept the amounts indicated as payment in full and agreed to waive any conflicting provisions in his employment agreement.

Year-End Option Holdings. The following table sets forth the value of options held at the end of Fiscal 2005 by the Named Executive Officers. None of the Named Executive Officers exercised any options during Fiscal 2005.

FISCAL 2005 YEAR-END OPTION VALUES

	Shares Acquired on Exercise (No.)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End	Value of Unexercised in-the-Money Options at Fiscal Year-End

Name			Exercisable/Unexercisable	Exercisable/Unexercisable (1)

David Kassel	0	0	970,000/0	310,400/0
Andrew Franzone	0	0	970,000/0	310,400/0
Harry Goodman	0	0	95,000/0	30,400/0
David Hale	0	0	685,000/0	219,200/0
Richard Peters	0	0	75,000/0	24,000/0
Michael Rakusin	0	0	75,000/0	24,000/0

(1)	Based on $.32 per share, the price of the last reported trade of the Common Stock on the Nasdaq Bulletin Board Market on December 30, 2005.

Employment Agreements

The Company entered into executive employment agreements as of March 15, 1998 with Andrew Franzone, David Kassel and Harry Goodman each an “Executive”. The term of each of the employment agreements ends March 2, 2008 (the “Term”). The annual base salaries of Messrs. Franzone, Kassel and Goodman under their employment agreements are $125,000, $100,000 and $100,000, respectively, with annual salary adjustments equal to the greater of 5% or the increase in the Consumer Price Index.

Each Executive is entitled to fringe benefits and an annual bonus to be determined by the Compensation Committee of the Board of Directors. Each Executive can be terminated for cause (as defined in the employment agreements) with all future compensation ceasing. If the Executive dies during the Term or is unable to competently and continuously perform the duties assigned to him because of ill health or other disability (as defined in the employment agreements), the Executive or the Executive’s estate or beneficiaries shall be entitled to full compensation for three years following the date thereof. If the executive is terminated without cause, the executive shall be entitled to full compensation for the remainder of the Term. If the Executive resigns, his compensation ceases as of the date of his resignation. During the period of employment and for two years thereafter the Executives are prohibited from competing with the Company; provided, however, that the Executives may provide services to other noncompeting businesses. In order for a restrictive covenant to be enforceable under applicable state law, the covenant must be limited in terms of scope and duration. While the Company believes that the covenants in the employment contracts are enforceable, there can be no assurance that a court will declare them enforceable under particular circumstances.

Mr. Kassel’s employment was terminated without cause on February 24, 2006. As a result, he is entitled to full compensation for the remainder of the Term.

Compensation of Directors

Directors of the Company who are also employees receive no additional compensation for their service as directors. Non employee Directors of the Company receive a fee of $ 500 a month for serving on the Board of Directors and reimbursement of reasonable expenses incurred in attending meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

SECURITY OWNERSHIP OF MANAGEMENT
AND CERTAIN BENEFICIAL OWNERS

The following table sets forth as of April 1, 2006 certain information regarding the beneficial ownership of Common Stock by (i) each person or “group” (as that term is defined in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each executive officer of the Company, (iii) each director and Nominee and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes, based on information furnished by such persons, that each person listed below has sole voting and investment power over the shares of Common Stock shown as beneficially owned, subject to community property laws, where applicable. Beneficial ownership is determined under the rules of the SEC and includes any shares which the person has the right to acquire within 60 days after April 1, 2006 through the exercise of any stock option or other right.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Stock Owned(1)

Common	David Kassel	5,295,000(	2)	26.64
Common	Andrew Franzone	3,095,000(	3)(4)	15.58
Common	Harry Goodman	1,570,000(	5)(6)	6.54
Common	David Hale	685,500(	7)	2.27
Common	Richard Peters	75,000(	8)	(10)
Common	Michael Rakusin	75,000(	9)	(10)
Common	H.T. Ardinger, Jr.	5,668,920(	11)	17.89
Common	Donald E. Adams	1,063,500 (	12)	5.63
Common	All directors and executives as a group	10,795,500		49.59

(1)

The percentage of class is calculated assuming that the beneficial owner has exercised any options or other rights to subscribe which are currently exercisable within sixty (60) days and that no other options or rights or warrants to subscribe have been exercised by anyone else.

(2)	Includes 970,000 common shares subject to stock options exercisable within 60 days of April 1, 2006.
(3)	Includes 500,000 shares owned by wife, of which beneficial ownership is disclaimed.
(4)	Includes 970,000 common shares subject to stock options exercisable within 60 days of April 1, 2006.
(5)	Includes 375,000 shares owned by wife, of which beneficial ownership is disclaimed.
(6)	Includes 95,000 common shares subject to stock options exercisable within 60 days of April 1, 2006.
(7)	Includes 685,000 common shares subject to stock options exercisable within 60 days of April 1, 2006.
(8)	Includes 75,000 common shares subject to stock options exercisable within 60 days of April 1, 2006.
(9)	Includes 75,000 common shares subject to stock options exercisable within 60 days of April 1, 2006.
(10)	Less than One (1%) Percent.
(11)	Number of Shares as set forth on the Form 3 filed on October 29, 2004 (as adjusted to account for the stock dividend on December 10, 2004).
(12)	Number of Shares as set forth on the Form SC 13G filed on March 13, 2006.

Item 12. Certain Relationships and Related Transactions.

Leases

EHC leases its facility in Farmingdale, New York from K&G Realty Associates (“K&G”), a partnership owned by David L. Kassel and Harry Goodman, both officers and directors of the Company. The term of the lease agreement has been extended until December 31, 2010. The annual rent is currently approximately $206,000, with increases equal to the greater of the increase in the Consumer Price Index or 5%. Pursuant to a rider of the lease agreement dated as of March 1, 1998, EHC pays as additional rent, any and all real property taxes for the demised premises in excess of $26,000 per annum. In 2005, the taxes were approximately $46,000. Pursuant to the terms of a mortgage agreement dated November 28, 1995, K&G assigned all rents due from EHC to the Long Island Commercial Bank. K & G Realty refinanced its mortgage agreement with Long Island Commercial Bank and as a result, EHC is no longer a guarantor of the mortgage loan. The Company believes that the terms of its lease with K & G Realty are no less favorable to the Company than would be available in a lease with an unrelated party.

Officer Loans

Messrs. Kassel, Goodman and Franzone advanced or arranged for the advance of funds to the Company for working capital. The sums advanced by Mr. Kassel are represented by the following three notes: (i) a demand negotiable promissory note, dated May 31, 2000, from the Company in favor of David Kassel in the principal amount of $50,000, bearing interest at 10% per annum, (ii) a demand negotiable promissory note dated August 17, 2000 from the Company in favor of David Kassel in the principal amount of $50,000, bearing interest at 10% per annum and (iii) a demand negotiable promissory note dated August 26, 2002 from the Company in favor of David Kassel in the principal amount of $50,000, bearing interest at 10% per annum.

The sums advanced by Mr. Goodman are represented by the following three notes: (i) a demand negotiable promissory note, dated May 31, 2000, from the Company in favor of Mr. Goodman in the principal amount of $50,000, bearing interest at 10% per annum, (ii) a demand negotiable promissory note dated August 10, 2000, from the Company in favor of Harry Goodman in the principal amount of $50,000, bearing interest at 10% per annum and (iii) a demand negotiable promissory note, dated July 2, 2002, from the Company in favor of Mr. Goodman in the principal amount of $50,000, bearing interest at 10% per annum.

The sums advanced by Mr. Franzone are represented by the following note: (i) a demand negotiable promissory note, dated July 2, 2002, from the Company in favor of Mr. Franzone in the principal amount of $50,000, bearing interest at 10% per annum.

As part of the financing agreement with People’s Bank, the Company agreed to defer payments on the Officer Loans until all sums due and owing to People’s Bank were paid in full. In February 2004, People’s Bank agreed to allow the Company to pay up to $118,000 to Messrs. Kassel, Goodman and Franzone collectively in partial satisfaction of the amounts due under the loans. On February 16, 2004, the Company paid approximately $101,000 to Messrs. Kassel, Goodman and Franzone collectively. In November 2004, People’s Bank agreed to allow the Company to pay up to $54,600 to Messrs. Kassel, Goodman and Franzone collectively in partial satisfaction of the amounts due under the loans. On December 8, 2004, the Company paid approximately $55,500 to Messrs. Kassel, Goodman and Franzone collectively. At the present time, $120,522 remains outstanding to Messrs. Kassel, Goodman and Franzone collectively.

Affiliated Transactions

Allen Field Company

EHC and AFC have entered into an engineering consulting and services agreement with the Company on a fee for service basis. The terms of such agreement have expired but EHC and AFC have continued to operate under the terms of the Agreement. Under the agreement, (a) EHC has the exclusive right to manufacture or contract for the manufacturing of certain AFC products on a time and materials basis, and (b) EHC will not develop products in the following lines other than for AFC: (i) point of sale display items; and (ii) cabinet and furniture plastic hardware. The Company believes the terms and consideration of this agreement are no less favorable to the Company than agreements with similar unrelated third party companies. The President of AFC, Andrew Franzone Jr., is the son of the President of EHC. The shares of AFC are owned by Messrs. Kassel, Franzone and Goodman.

The Company recorded sales to AFC during the years ended December 30, 2005 and December 31, 2004 of $730,000 and $557,000, respectively. Gross profit on such sales was approximately $53,000 and $65,000 for the years ended December 30, 2005 and December 31, 2004, respectively. Accounts receivable from AFC was approximately $87,000 at December 30, 2005.

Rencol Acquisitions, LLC

Messrs. Kassel, Hale, Franzone, Mandel (a consultant to the Company) and certain other unrelated parties are owners and managers of Rencol Acquisitions, LLC, a limited liability company which purchased Ray Engineering Company Limited (“Rencol”) in February 2005. Rencol is a knob, handle and hand wheel manufacturer located in Bristol, United Kingdom.

The Company’s EHC subsidiary is now the exclusive distributor of Rencol products in North America and Rencol is a distributor of EHC products. Rencol Acquisitions, LLC is a customer of the Company on the same terms and conditions as other customers of the Company.

Item 13. Principal Accountant Fees and Services.

Audit Firm Fee Summary

During fiscal years ended December 30, 2005 and December 30, 2004, the Company retained Marcum Kliegman LLP to provide services in the categories and amounts listed below.

The Audit Committee of the Company preapproved all of the audit fees and other related fees for Fiscal Years 2005 and 2004 in accordance with the procedures established by the Audit Committee in its charter.

Audit Fees

Marcum Kliegman LLP billed the Company an aggregate of approximately $123,500 in fees for professional services rendered in connection with the audit of the Company’s financial statements for the most recent fiscal year and financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB during the fiscal year ended December 30, 2005. Marcum Kliegman LLP billed the Company an aggregate of approximately $91,225 in fees for professional services rendered in connection with the audit of the Company’s financial statements for fiscal year 2004 and financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2004.

Audit Related Fees

The Company did not engage Marcum Kliegman LLP for any audit related services for the fiscal years ending December 30, 2005 or December 31, 2004 except for those set forth above in the section entitled “Audit Fees”.

Tax Fees

The Company did not engage Marcum Kliegman LLP for professional services relating to tax compliance, tax advice, or tax planning for the fiscal years ending December 30, 2005 or December 31, 2004.

Financial Information Systems Design and Implementation Fees

The Company did not engage Marcum Kliegman LLP for professional services relating to financial information systems design and implementation for the fiscal years ending December 30, 2005 or December 31, 2004.

All Other Fees

The Company did not engage Marcum Kliegman LLP for professional services related to consulting services or any other services not already mentioned above for the fiscal years ending December 30, 2005 or December 31, 2004.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SMART SOURCING, INC.

Date April 28, 2006	/s/ David Hale

David Hale
Chairman, President (Principal Executive Officer)
and Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Hale	Chairman of the Board	April 28, 2006
of Directors, President (Principal
Executive Officer) and Acting Chief
Financial Officer

/s/ Andrew Franzone	President of EHC, Director	April 28, 2006

/s/ Harry Goodman	Vice President and Secretary,	April 28, 2006
Director

/s/ David Kassel	Director	April 28, 2006

/s/ Richard Peters	Director	April 28, 2006

/s/ Michael Rakusin	Director	April 28, 2006