Form 10QSB
period 2006-03-31
INTERNATIONAL SMART SOURCING INC
filed 2006-05-15
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

As of May 12, 2006, the Registrant had 18,899,435 shares of its Common Stock, $0.001 par value, issued and outstanding.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

FORM 10-QSB

MARCH 31, 2006

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED  BALANCE SHEET
(UNAUDITED)
MARCH 31, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$369,226
Accounts receivable - net of allowance for doubtful accounts of $12,536	1,682,829
Inventories, net	1,839,837
Prepaid expenses and other current assets	371,885
Restricted cash	261,011

TOTAL CURRENT ASSETS	4,524,788
Property and equipment - net	123,632

TOTAL ASSETS	$4,648,420

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,226,427
Deferred revenue	89,518
Line of credit	749,652
Current portion of accrued severance	164,529
Current portion of long term debt (including $120,522 to officers and shareholders)	151,362
Current portion capital lease obligations	5,166

TOTAL CURRENT LIABILITIES	2,386,654
Accrued severance - less current portion	149,080

TOTAL LIABILITIES	2,535,734

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	—
Common Stock, $0.001 par value, 100,000,000 shares authorized, 18,899,435 issued and outstanding	18,899
Additional paid-in capital	8,239,495
Accumulated deficit	(6,145,708)

TOTAL SHAREHOLDERS’ EQUITY	2,112,686

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,648,420

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended

	March 31, 2006	March 25, 2005

NET SALES	$3,634,213	$2,345,300
COST OF GOODS SOLD	2,134,753	1,574,317

GROSS PROFIT	1,499,460	770,983

OPERATING EXPENSES
Selling	454,041	350,831
General and administrative	1,143,922	599,416

TOTAL OPERATING EXPENSES	1,597,963	950,247

LOSS FROM OPERATIONS	(98,503)	(179,264)
Interest income	4,534	2,213
Other income	6,984	9,093
Interest expense	(25,711)	(22,264)
Other expenses	(3,247)	(12,057)

NET LOSS	$(115,943)	$(202,279)

Loss per share of common stock:
BASIC:
Net loss per share	$(0.01)	$(0.01)

Weighted average number of shares of common stock outstanding	18,899,435	18,894,435

DILUTED:
Net loss per share	$(0.01)	$(0.01)

Weighted average number of shares of common stock and common stock equivalents outstanding	18,899,435	18,894,435

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended

	March 31, 2006	March 25, 2005

Cash flows from operating activities:
Net loss	$(115,943)	$(202,279)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	20,622	34,993
Inventory reserve	61,089	77,182
Bad debt expense	2,526	3,485
Changes in operating assets and liabilities:
Accounts receivable	233,719	(7,192)
Inventories	198,342	56,683
Prepaid expenses and other current assets	152,102	(23,875)
Accounts payable and accrued expenses	(309,123)	(104,765)
Deferred revenue	(13,632)	(12,140)
Accrued severance	313,609	—

Total adjustments	659,254	24,371

Net cash provided by (used in) operating activities	543,311	(177,908)

Cash flows used in investing activities:
Expenditures for property and equipment	(2,773)	(14,293)

Cash flows from financing activities:
Capital lease repayments	(2,335)	(4,972)
(Repayments) proceeds of line of credit - net	(439,698)	200,413
Principal payments of long term debt	(8,074)	(7,530)
Change in restricted cash	(3,717)	(1,926)

Net cash (used in) provided by financing activities	(453,824)	185,985

Net increase (decrease) in cash and cash equivalents	86,714	(6,216)
Cash and cash equivalents - beginning of period	282,512	281,301

Cash and cash equivalents - end of period	$369,226	$275,085

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2006

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim unaudited condensed consolidated financial statements and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and disclosures required for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the International Smart Sourcing, Inc. and Subsidiaries’ (the “Company” or “ISSI”) annual report on Form 10-KSB for the year ended December 30, 2005.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2006 and the results of operations and cash flows for the periods shown have been included.

The results of operations for the quarter ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year ending December 29, 2006.

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

Sale of the Subsidiaries Upon Shareholder Approval

On May 8, 2006 the Company entered into a stock purchase agreement with ISSI Holdings LLC (the “Stock Purchase Agreement”) whereby it agreed to sell all of the outstanding shares of common stock of its three wholly owned subsidiaries: Electronic Hardware Corp., Smart Sourcing, Inc., and Compact Disc Packaging Corp. (collectively, the “Subsidiaries”) subject to consent by the stockholders of the Company.  ISSI Holdings LLC, a Delaware limited liability company, is owned, in part and/or managed, by David Kassel, Harry Goodman, David Hale, Andrew Franzone, Steven Sgammato and Mark Mandel who are officers, directors, stockholders and/or consultants to the Company.

Pursuant to the Stock Purchase Agreement, the Company will sell ISSI Holdings LLC all of shares of the common stock of the Subsidiaries in exchange for a cash deposit in the amount of $50,000 upon execution of the Stock Purchase Agreement and at the closing (i) the sum of One Million Four Hundred Fifty Thousand ($1,450,000) Dollars in cash, (ii) 7,925,000 shares of common stock of the Company currently owned by certain members and/or managers of ISSI Holdings LLC and their spouses and (iii) assumption by ISSI Holdings LLC of the outstanding obligations under certain promissory notes of the Company in favor of the Company in favor of certain members and/or managers of ISSI Holdings LLC.  As further consideration the Company will receive 50% of net income of the Subsidiaries in excess of $1,200,000 or the period commencing on January 1, 2006 and ending December 31, 2006.  The Stock Purchase Agreement provides that, upon termination of the Stock Purchase Agreement under certain circumstances, the Company would be required to pay ISSI Holdings LLC a termination fee of $150,000 and under certain circumstances, ISSI Holdings LLC would be required to pay the Company a termination fee of $150,000.

In connection with the execution of the Stock Purchase Agreement, ISSI Holdings LLC, Messrs Kassel, Franzone, Goodman, Dorothy Goodman and Maryann Franzone entered in a Voting Agreement with the Company pursuant to which they agree to vote their shares of the Company common stock in favor of the transaction.  The consent of the majority of the stockholders of the Company as well as the consent of the majority of the stockholders who are not affiliated with ISSI Holdings LLC is a requirement of the Stock Purchase Agreement and will be solicited at the annual meeting of stockholders which will take place on June 21, 2006.

Mr. Hale will continue as director of the Company and will remain an officer of the Company on an interim basis.  Messrs Franzone and Goodman will resign as officers and directors of the Company at the closing of the transaction.  Mr. Sgammato will resign as an officer of the Company at the closing of the transaction.

As the Company is a holding company and shares of the Subsidiaries held by the Company constitute substantially all of the Company’s assets, after the sales of the shares of the Subsidiaries to ISSI Holdings LLC, the Company will continue to exist as a shell company with no subsidiaries and no business operations.

On May 8, 2006, the Company filed a proxy statement regarding the aforementioned proposed transaction.

The Company intends to invest its resources in the acquisition of additional operating businesses.  Toward that end, on March 24, 2006, the Company has entered into a nonbinding letter of intent for the purchase of Charter Fabrics, Inc., a turn-key operation for worldwide sourcing in the textile and cosmetic industries, with a specialty in Asia.

The letter of intent states that a subsidiary of the Company will exchange 11,000,000 shares of restricted unregistered common stock of the Company for all of the shares of common stock of Charter Fabrics, Inc.  However, there is no assurance that the Company will consummate a transaction with Charter Fabrics, Inc. or any other transaction.

As of March 31, 2006, the Company has a $1,250,000 revolving line of credit with People’s Bank expiring on November 30, 2006.  The line’s outstanding balance was $749,652 at March 31, 2006 and $902,523, at May 5, 2006.  The excess availability of the line was $492,598 at March 31, 2006 and $347,477 at May 5, 2006, respectively.  In addition, as of March 31, 2006, the Company is in violation of a certain financial covenant.  The Company does not plan to request a waiver from the Bank for this violation.  On May 12, 2006, the Company entered into an agreement with Citibank N.A. to obtain bank financing in order to replace the existing line of credit.

Pursuant to the terms of the Agreement with Citibank, Citibank will make available to the Company an uncommitted line of credit in an amount, not to exceed $1,700,000.  The line of credit with Citibank expires on June 30, 2006.  The Company may not draw on the line of credit until the following documents are executed and certain conditions are met (i) a promissory note by the Company in favor of Citibank, (ii) corporate guaranties from Electronic Hardware Corp., Smart Sourcing Inc. and Compact Disc Packaging Corp., (iii) individual guaranties from David Kassel and Andrew Franzone and (iv) security agreements from Electronic Hardware Corp., Smart Sourcing Inc., Compact Disc Packaging Corp and the Company.  The execution of the remaining documents and the termination of the credit line with People’s Bank are scheduled to be completed no later than May 20, 2006.

As discussed above, the Company anticipates that it will complete the sale of the Subsidiaries on or before June 30, 2006.  In the event that the sale of the Subsidiaries occurs on or before June 30, 2006, the Company will continue with no operating businesses and the sum of approximately $1,500,000 cash.  Accordingly, the Company will no longer require a line of credit.  In the event that the Company does not complete the sale of the Subsidiaries on or before June 30, 2006, it will explore the extension of the line of credit with Citibank or alternate facilities with other banks.

3.	SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year
The Company operates on a “52/53 Week” with reporting periods ending on the last Friday of the month.

The “Quarter ended March 31, 2006” represents the period from December 31, 2005 to March 31, 2006. The “Quarter ended March 25, 2005” represents the period from January 1, 2005 to March 25, 2005.

Use of Estimates

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

Critical estimates include management’s judgments associated with: the allowance for doubtful accounts, inventory obsolescence, property and equipment valuations, and accrued expenses.  Actual results could differ from those estimates.

Reclassifications

Certain accounts in the prior periods financial statements have been reclassified for comparative purposes to conform to the presentation in the current periods financial statements.  These reclassifications have no effect on previously reported net loss.

Recent Accounting Pronouncements

(i)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs.  The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of the provisions of SFAS 151 has not had a material impact on the Company’s financial position, results of operations or cash flows.

(ii)

In December 2004, the Financial Accounting Standards Board (“FASB”) finalized Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment,” amending SFAS No. 123.  SFAS No. 123R is effective beginning the Company’s first quarter of fiscal 2006.  SFAS No. 123R will require the Company to expense stock options based on grant date fair value in its financial statements.  Further, adoption of SFAS No. 123R will require additional accounting related to income tax effects and additional disclosure regarding cash flow effects resulting from share-based payments arrangements.  The Company adopted the modified prospective transition method.  The adoption of SFAS 123R did not effect the Company’s financial position, results of operations, or cash flows, but may have an adverse impact on results of operations if options are granted in the future.  As of December 30, 2005, the Company had no unvested options. No options were granted during the quarter ended March 31, 2006.

(iii)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment for APB Opinion No. 29.”  This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 are effective for the Company’s fiscal year ended December 30, 2006.  The adoption of SFAS No. 153 did not have a material impact on the Company’s financial position, liquidity, results of operations or cash flows.

(iv)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3”.  SFAS No. 154 requires retroactive application to prior periods’ financial statements of changes in accounting principle.  It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in a statement of income.  The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  During the reporting period, the Company did not have any accounting changes or corrections.

STOCK BASED COMPENSATION

Effective December 31, 2005, the Company adopted SFAS No. 123R.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB No. 25.  SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis.  Therefore, prior period financial statements have not been restated.  Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods.  SFAS No.123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

Prior to the Company’s adoption of SFAS No. 123R, SFAS No. 123 required that the Company provide pro-forma information regarding net earnings and net earnings per share  as if the compensation cost of the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein.  The Company had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requiring quarterly SFAS No. 123 pro-forma disclosure.  The pro-forma charge for compensation cost related to stock-based awards granted was recognized over the service period.  For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.)

On December 17, 2004, the Company accelerated the vesting period and all unvested options granted were fully vested to avoid recognizing an expense in future financials due to the implementation of SFAS No. 123R.  There was no pro-forma charge for compensation for the quarter ended March 25, 2005 since all options were fully vested as of December 31, 2004 and no options were granted during the quarter.

4.	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

During the quarters ended March 31, 2006 and March 25, 2005, the United States Government accounted for approximately 4% and 10%, respectively, of the Company’s net sales.  The United States government accounted for approximately 2.5% of the Company’s outstanding accounts receivable as of March 31, 2006. In addition, Innovative Office Products, Inc. accounted for approximately 14% and 5%, respectively, of the Company’s net sales. Innovative Office Products, Inc. accounted for approximately 10% of the Company’s outstanding accounts receivable as of March 31, 2006.

The Company relies on vendors from China for a significant amount of its manufacturing and outsourcing capabilities.  One vendor accounts for more than 10% of purchases.  Purchases from this supplier for the quarters ended March 31, 2006 and March 25, 2005 approximated $1,280,622 (87%) and $635,827 (66%) of total purchases.  At March 31, 2006, the amount due this supplier included in accounts payable was $747,987.

5.	INVENTORIES, NET

Inventories, net, consist of the following at March 31, 2006:

Raw Materials	$235,934
Work in Process	47,654
Finished Goods	1,617,338

1,900,926
Less: reserve for obsolescence	(61,089)

$1,839,837

The government inventory on hand at March 31, 2006 was $677,281.  During the quarter ended March 31, 2006, the Company recorded a reserve of $61,089, of which approximately $53,570 was for government inventory.  As a result of the expiration of the contract with DSCP in June 2004, the Company has initiated various alternatives to sell the government inventory on hand.  Management believes that the inventory reserve is sufficient, however, it is reasonably possible that additional inventory reserves may be required to be recorded in the near term, and those additional reserves could be material.

6.	SHIPPING AND HANDLING COSTS

The Company classifies EHC’s shipping and handling costs as a component of selling expenses. These costs are for shipping the product to the customer.  Shipping and handling costs were $63,259 and $35,303 for the quarters ended March 31, 2006 and March 25, 2005, respectively.

EHC bills its customers directly for shipping and handling costs. The one exception to this is DSCP, where the Company includes shipping and handling costs in the piece price and does not bill for them directly.  SSI’s shipping and handling policy is customer driven.  The customer has the choice of including the shipping and handling costs into the piece price of the product, being billed separately for such costs, which are included in net sales or to pay the carrier directly. All of SSI’s shipping and handling costs are expensed as incurred and are included in cost of goods sold.

7.	RELATED PARTY TRANSACTIONS

As discussed in Note 2, the Company entered into the Stock Purchase Agreement with ISSI Holdings LLC for the sale of the Subsidiaries to ISSI Holdings LLC, subject to the approval of the stockholders of the Company.  Messrs. Franzone, Kassel, Mandel Sgammato and Hale are members of ISSI Holdings LLC and Messrs. Franzone, Goodman, Kassel, Hale and Sgammato are managers of ISSI Holdings LLC.  The aforementioned are officers, directors, stockholders and/or consultants to the Company (see Note 2).

The Company leases its premises in Farmingdale, N.Y. from K&G Realty, a company owned by David Kassel, the Company’s former CEO and a current shareholder and Harry Goodman who is an officer and shareholder of the Company.  Rent expense for the quarters ended March 31, 2006 and March 25, 2005 was $53,820 and $51,591, respectively.

Sales during the quarters ended March 31, 2006 and March 25, 2005 included $191,404 and $163,427, respectively to another company owned by two officers/shareholders and the former CEO of the Company.  Gross profit on such sales was $15,983 and $14,998 respectively.  Accounts receivable from the related company were $159,000 at March 31, 2006.

Ray Engineering Company Limited (“Rencol”), located in Bristol, United Kingdom is a knob, handle and hand wheel manufacturer.  Rencol is owned by Rencol Acquisitions LLC which is owned by Mr. David Hale, Chairman, Acting Chief Financial Officer, and President of the Company, Mr. David Kassel, Director and former CEO of the Company, Mr. Andrew Franzone, Director and President of EHC and Mark Mandel, an accounting consultant to the Company.

Rencol agreed to become a customer of the Company for its manufactured products sourced in China on the same terms and conditions as other customers of the Company for a period of at least two years.  A service fee commenced in March 2005 and was $3,000 for the first month and $7,500 per month thereafter.  During the quarters ended March 31, 2006 and March 25, 2005, the Company charged Rencol a service fee of $22,500 and $3,000, respectively which is included in net sales.

EHC is the exclusive distributor of Rencol products in North America and Rencol will be a distributor of EHC products for a two year period.  Commencing October 2005, EHC pays Rencol $12,500 per month as a service fee.  During the quarter ended March 31, 2006, the Company paid Rencol $37,500 which is included in cost of goods sold.

On February 23, 2006, the Board of Directors terminated David Kassel as the Chief Executive Officer and an employee of the Company, effective immediately.  Pursuant to the Employment Agreement by and between David Kassel and the Company dated March 15, 1998, Mr. Kassel will continue to receive salary and benefits until February 28, 2008.

8.	LINE OF CREDIT

As of March 31, 2006, the Company has a $1,250,000 revolving line of credit with People’s Bank expiring on November 30, 2006.  The line’s outstanding balance was $749,652 at March 31, 2006 and $902,523, at May 5, 2006.  The excess availability of the line was $492,598 at March 31, 2006 and $347,477 at May 5, 2006, respectively.  In addition, as of March 31, 2006, the Company is in violation of a certain financial covenant.  The Company does not plan to request a waiver from the Bank for this violation.  On May 12, 2006, the Company entered into an agreement with Citibank N.A. to obtain bank financing in order to replace the existing line of credit.

Pursuant to the terms of the Agreement with Citibank, Citibank will make available to the Company an uncommitted line of credit in an amount, not to exceed $1,700,000.  The line of credit with Citibank expires on June 30, 2006.  The Company may not draw on the line of credit until the following documents are executed and certain conditions are met (i) a promissory note by the Company in favor of Citibank, (ii) corporate guarantees from Electronic Hardware Corp., Smart Sourcing Inc. and Compact Disc Packaging Corp., (iii) individual guaranties from David Kassel and Andrew Franzone and (iv) security agreements from Electronic Hardware Corp., Smart Sourcing Inc., Compact Disc Packaging Corp and the Company.  The execution of the remaining documents and the termination of the credit line with People’s Bank are scheduled to be completed no later than May 20, 2006.

As discussed in Note 2, the Company anticipates that it will complete the sale of the Subsidiaries on or before June 30, 2006.  In the event that the sale of the Subsidiaries occurs on or before June 30, 2006, the Company will continue with no operating businesses and the sum of approximately $1,500,000 cash.  Accordingly, the Company will no longer require a line of credit.  In the event that the Company does not complete the sale of the Subsidiaries on or before June 30, 2006, it will explore the extension of the line of credit with Citibank or alternate facilities with other banks.

9.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company views its operations as principally two segments: the manufacturing and distribution of injection molded plastic components and the outsourcing of manufacturing of plastic, metal and electrical components and their assemblies.  The segments share a common workforce and office headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment.  The Company’s segment information for the quarters ended March 31, 2006 and March 25, 2005, is as follows:

Quarter ended March 31, 2006	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Net Sales	$1,563,284	$2,070,929	$—	$3,634,213
Cost of Goods Sold	663,613	1,471,140	—	2,134,753

Gross Profit	$899,671	$599,789	$—	$1,499,460

Gross Profit %	57.6%	29.0%	—	41.3%

Segment Net Income (Loss)	$295,593	$130,562	$(542,098)	$(115,943)

Quarter ended March 25, 2005	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Net Sales	$1,208,266	$1,137,034	$—	$2,345,300
Cost of Goods Sold	702,253	872,064	—	1,574,317

Gross Profit	$506,013	$264,970	$—	$770,983

Gross Profit %	41.9%	23.3%	—	32.9%

Segment Net Income (Loss)	$18,039	$(90,227)	$(130,091)	$(202,279)

10.	INCOME TAXES

The Company has a net operating loss carryforward for tax purposes totaling approximately $2,821,000 as of March 31, 2006 expiring between the years 2010 through 2021.  Tax benefits from the utilization of net operating loss carryforwards will be recorded at such time and to such extent, it is more likely than not that the benefits of the deferred tax assets will be realized. As such, the resulting estimated net deferred tax asset of approximately $1,133,000 as of March 31, 2006, has been offset by a corresponding valuation allowance.

11.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the same period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company.

For the quarters ended March 31, 2006 and March 25, 2005, the Company had 3,807,500 and 4,257,500 stock options and 7,482,733 and 9,018,733 warrants, respectively, that were not included in the dilutive loss per share calculation because the exercise price of these items was greater than the average market price of the common stock for the period.

12.	COMMITMENTS AND CONTINGENCIES

EHC, a subsidiary of the Company, has been named as a defendant in a products liability action in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  The complaint seeks damages in an amount in excess of $15,000 and alleges that the Plaintiff incurred injuries as a result of a defective valve cap regulating the flow of propane gas to a barbeque unit.  The Company does not believe that it manufactured the alleged defective part in question.  The Company is vigorously defending the action and believes that it is without merit, although the outcome cannot be determined at this time. As of March 31, 2006, no provision has been made by the Company for this legal action.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Sale of the Subsidiaries Upon Shareholder Approval

On May 8, 2006 the Company entered into a stock purchase agreement with ISSI Holdings LLC (the “Stock Purchase Agreement”) whereby it agreed to sell all of the outstanding shares of common stock of its three wholly owned subsidiaries: Electronic Hardware Corp., Smart Sourcing, Inc., and Compact Disc Packaging Corp. (collectively, the “Subsidiaries”) subject to consent by the stockholders of the Company.  ISSI Holdings LLC, a Delaware limited liability company, is owned, in part and/or managed, by David Kassel, Harry Goodman, David Hale, Andrew Franzone, Steven Sgammato and Mark Mandel who are officers, directors, stockholders and/or consultants to the Company.

Pursuant to the Stock Purchase Agreement, the Company will sell ISSI Holdings LLC all of shares of the common stock of the Subsidiaries in exchange for a cash deposit in the amount of $50,000 upon execution of the Stock Purchase Agreement and at the closing (i) the sum of One Million Four Hundred Fifty Thousand ($1,450,000) Dollars in cash, (ii) 7,925,000 shares of common stock of the Company currently owned by certain members and/or managers of ISSI Holdings LLC and their spouses and (iii) assumption by ISSI Holdings LLC of the outstanding obligations under certain promissory notes of the Company in favor of the Company in favor of certain members and/or managers of ISSI Holdings LLC.  As further consideration the Company will receive 50% of net income of the Subsidiaries in excess of $1,200,000 or the period commencing on January 1, 2006 and ending December 31, 2006.  The Stock Purchase Agreement provides that, upon termination of the Stock Purchase Agreement under certain circumstances, the Company would be required to pay ISSI Holdings LLC a termination fee of $150,000 and under certain circumstances, ISSI Holdings LLC would be required to pay the Company a termination fee of $150,000.

In connection with the execution of the Stock Purchase Agreement, ISSI Holdings LLC, Messrs Kassel, Franzone, Goodman, Dorothy Goodman and Maryann Franzone entered in a Voting Agreement with the Company pursuant to which they agree to vote their shares of the Company common stock in favor of the transaction.  The consent of the majority of the stockholders of the Company as well as the consent of the majority of the stockholders who are not affiliated with ISSI Holdings LLC is a requirement of the Stock Purchase Agreement and will be solicited at the annual meeting of stockholders which will take place on June 21, 2006.

Mr. Hale will continue as director of the Company and will remain an officer of the Company on an interim basis.  Messrs Franzone and Goodman will resign as officers and directors of the Company at the closing of the transaction.  Mr. Sgammato will resign as an officer of the Company at the closing of the transaction.

As the Company is a holding company and shares of the Subsidiaries held by the Company constitute substantially all of the Company’s assets, after the sales of the shares of the Subsidiaries to ISSI Holdings LLC, the Company will continue to exist as a shell company with no subsidiaries and no business operations.

On May 8, 2006, the Company filed a proxy statement regarding the aforementioned proposed transaction.

The Company intends to invest its resources in the acquisition of additional operating businesses.  Toward that end, on March 24, 2006, the Company has entered into a nonbinding letter of intent for the purchase of Charter Fabrics, Inc., a turn-key operation for worldwide sourcing in the textile and cosmetic industries, with a specialty in Asia.

The letter of intent states that a subsidiary of the Company will exchange 11,000,000 shares of restricted unregistered common stock of the Company for all of the shares of common stock of Charter Fabrics, Inc.  However, there is no assurance that the Company will consummate a transaction with Charter Fabrics, Inc. or any other transaction.

The Subsidiaries

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

RESULTS OF OPERATIONS

For the quarter ended March 31, 2006 compared to the quarter ended March 25, 2005:

NET SALES

Net sales for the quarter ended March 31, 2006 were $3,634,213 compared to sales of $2,345,300 for the quarter ended March 25, 2005. The increase of $1,288,913 or 55.0% was attributed to an increase in sales in SSI that was offset by the loss of sales due to the loss of the contract with the Government.  Net sales for EHC for the quarter ended March 31, 2006 were $1,563,284 compared to sales of $1,208,266 for the quarter ended March 25, 2005.  The increase in sales for EHC is due to increased commercial sales.  SSI had sales of $2,070,929 for the quarter ended March 31, 2006 compared to sales of $1,137,034 for the quarter ended March 25, 2005.   SSI’s sales increased due to increased sales to existing customer base and sales to new customers resulting from increased marketing efforts.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the quarter ended March 31, 2006 of 41.3%, as compared to 32.8% experienced during the quarter ended March 25, 2005.  This increase of 8.5% can be attributed to an increase in items manufactured in China at a lower cost and the increase in Value Added Tax (VAT) refunds.  EHC had a gross profit of 57.6% for the quarter ended March 31, 2006 compared to 41.9% for the quarter ended March 25, 2005.  The increase in EHC can be attributed to additional products being manufactured in China.  SSI had a gross profit of 29.0% for the quarter ended March 31, 2006 compared to 23.3% for the quarter ended March 25, 2005.  SSI’s increase can be attributed to an increase in VAT refunds.

OPERATING EXPENSES

Selling

Selling expenses for the quarter ended March 31, 2006 were $454,041 as compared to $350,831 for the quarter ended March 25, 2005.   The increase of $103,210 or 29.4% for the period is primarily attributable to increases in sales salaries, commission expense, advertising, and additional freight charges.  EHC’s selling expenses for the quarter ended March 31, 2006 were $248,191 compared to $183,610 for the quarter ended March 25, 2005.  The increase was due to increases in sales salaries, commissions, advertising and additional freight charges   SSI’s selling expenses for the quarter ended March 31, 2006 were $193,173 compared to $161,730 for the quarter ended March 25, 2005.  The increase was due primarily to increased commissions and sales salaries.

General, and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2006 were $1,143,922 as compared to $599,416 for the quarter ended March 25, 2005.  The increase of $544,506 or 90.8% for the period is primarily attributable to the accrued severance expense of $313,609 related to the termination of the CEO’s employment contract and increase in legal and accounting fees.  In addition, salaries and payroll taxes increased.  EHC’s general and administrative expenses for the quarter ended March 31, 2006 were $272,657 compared to $262,327 for the quarter ended March 25, 2005.  The increase can be attributed to an increase in staff and payroll tax expenses.  SSI’s general and administrative expenses for the quarter ended March 31, 2006 were $276,791 compared to $192,474 for the quarter ended March 25, 2005.  The increase was attributed to increased staff expenses as well as rent and light, heat and power expenses.  ISSI’s general and administrative expenses for the quarter ended March 31, 2006 were $593,081 compared to $144,478 for the quarter ended March 25, 2005.  The increase is due to the accrued severance expense of $313,609 related to the termination of the CEO and an increase in audit and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company’s primary source of liquidity has been cash flow generated internally from operations.  The Company’s cash increased to $369,226 at March 31, 2006 from $282,512 at December 30, 2005.

Cash flow provided by operating activities was $543,311for the quarter ended March 31, 2006 which included a net loss of $115,943.The decrease in accounts receivable is the result of the increased collections of receivables during the quarter ended March 31, 2006. The net decrease in inventory results from reduced inventory en route offset by a reserve of approximately $61,000 for obsolete inventory. The increase in prepaid expenses and other current assets is a result of a good faith deposit given for the potential acquisition of Charter Fabrics at March 31, 2006. The increase in accrued severance expense was due to an accrual for severance pay for the termination of the Company’s CEO in the amount of $313,609.  Cash used in investing activities for the quarter ended March 31, 2006 was $2,773, which consisted of cash for the purchase of computer equipment.

Net cash used in financing activities for the quarter ended March 31, 2006 was $453,824.Cash of $ 8,074 was used to make principal payments on loans payable and $2,335 was used to make capital lease repayments.  During the quarter ended March 31, 2006, the Company had paid down the line of credit approximately $440,000.  The net change in restricted cash was $3,717.

As of March 31, 2006, the Company has a $1,250,000 revolving line of credit with People’s Bank expiring on November 30, 2006.  The line’s outstanding balance was $749,652 at March 31, 2006 and $902,523, at May 5, 2006.  The excess availability of the line was $492,598 at March 31, 2006 and $347,477 at May 5, 2006, respectively.  In addition, as of March 31, 2006, the Company is in violation of a certain financial covenant.  The Company does not plan to request a waiver from the Bank for this violation.  On May 12, 2006, the Company entered into an agreement with Citibank N.A. to obtain bank financing in order to replace the existing line of credit.

Pursuant to the terms of the Agreement with Citibank, Citibank will make available to the Company an uncommitted line of credit in an amount, not to exceed $1,700,000.  The line of credit with Citibank expires on June 30, 2006.  The Company may not draw on the line of credit until the following documents are executed and certain conditions are met (i) a promissory note by the Company in favor of Citibank, (ii) corporate guaranties from Electronic Hardware Corp., Smart Sourcing Inc. and Compact Disc Packaging Corp., (iii) individual guaranties from David Kassel and Andrew Franzone and (iv) security agreements from Electronic Hardware Corp., Smart Sourcing Inc., Compact Disc Packaging Corp and the Company.  The execution of the remaining documents and the termination of the credit line with People’s Bank are scheduled to be completed no later than May 20, 2006.

As discussed above, the Company anticipates that it will complete the sale of the Subsidiaries on or before June 30, 2006.  In the event that the sale of the Subsidiaries occurs on or before June 30, 2006, the Company will continue with no operating businesses and the sum of approximately $1,500,000 cash.

 Accordingly, the Company will no longer require a line of credit.  In the event that the Company does not complete the sale of the Subsidiaries on or before June 30, 2006, it will explore the extension of the line of credit with Citibank or alternate facilities with other banks.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13d-15(e) and 15d-15(e)). Based upon that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-QSB our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time period.

Changes in Internal Controls

We are not an accelerated filer (as defined in the Securities Exchange Act) and are not required to deliver management’s report on control over financial reporting until our fiscal year ended December 29, 2007. Nevertheless, our independent public accountants have identified certain matters that would constitute material weaknesses (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

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

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In addition, during the December 30, 2005 year-end audit and quarter ended March 31, 2006, adjustments were identified, which needed to be recorded related to sales cut-off and other matters.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

EHC, a subsidiary of the Company, has been named as a defendant in a products liability action in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  The complaint seeks damages in an amount in excess of $15,000 and alleges that the Plaintiff incurred injuries as a result of a defective valve cap regulating the flow of propane gas to a barbeque unit.  The Company does not believe that it manufactured the alleged defective part in question.  The Company is vigorously defending the action and believes that it is without merit, although the outcome cannot be determined at this time.  As of March 31, 2006, the Company has made no provision for this legal action.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

          NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          NONE

ITEM 5.	OTHER INFORMATION

          NONE

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

10.1	Letter agreement between Citibank N.A. and International Smart Sourcing, Inc.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Reports on 8-K:

During the quarter ended March 31, 2006, the Company filed two reports on form 8K.

On February 23, 2006, the Company announced that the Board of Directors of the Company had voted to terminate David Kassel as Chief Executive Officer and employee of the Company, effective immediately.

On March 27, 2006, the Company announced that on March 24, 2006, the Company entered into a letter of intent (the “Letter of Intent”) to acquire shares of Charter Fabrics, Inc. (“Charter Fabrics”) through a merger into a wholly owned subsidiary of the Company.  Charter Fabrics is a turn-key operation for worldwide sourcing in the textile and cosmetic industries with a specialty in Asia.  The Letter of Intent states that the Company will exchange 11,000,000 shares of restricted unregistered common stock of the Company for all of the shares of common stock of Charter Fabrics.  The Letter of Intent is nonbinding and is subject to due diligence and the execution of definitive agreements.

Additionally, the Company announced that on May 8, 2006, the Company entered into a stock purchase agreement with ISSI Holdings LLC (the “Stock Purchase Agreement”) whereby it agreed to sell all of the outstanding shares of common stock of its three wholly owned subsidiaries: Electronic Hardware Corp., Smart Sourcing Inc. and Compact Disc Packaging Corp. subject to consent by stockholders of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SMART SOURCING, INC.

Date May 12, 2006	/s/ David Hale

David Hale
Chairman, President (Chief Executive Officer) and Acting Chief Financial Officer