Form 10QSB
period 2006-06-30
INTERNATIONAL SMART SOURCING INC
filed 2006-08-14
CIK 1057695

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of August 9, 2006, the Registrant had 18,899,435 shares of its Common Stock, $.001 par value, issued and outstanding.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

FORM 10-QSB

JUNE 30, 2006

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED  BALANCE SHEET
(UNAUDITED)
JUNE 30, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$562,699
Accounts receivable - net of allowance for doubtful accounts of $12,536	1,616,031
Inventories, net	1,718,867
Prepaid expenses and other current assets	751,242

TOTAL CURRENT ASSETS	4,648,839
Property and equipment - net	150,358

TOTAL ASSETS	$4,799,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,346,718
Deferred revenue	112,535
Line of credit	851,374
Current portion of accrued severance	228,279
Officers and shareholders’ loans	120,522
Capital lease obligations	3,309

TOTAL CURRENT LIABILITIES	2,662,737
Accrued severance - less current portion	28,261

TOTAL LIABILITIES	2,690,998

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 18,899,435 issued and outstanding	18,899
Additional paid-in capital	8,239,495
Accumulated deficit	(6,150,195)

TOTAL SHAREHOLDERS’ EQUITY	2,108,199

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,799,197

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended		Two Quarters Ended

	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005

NET SALES	$3,554,358	$2,920,692	$7,188,571	$5,265,992
COST OF GOODS SOLD	2,315,143	1,772,386	4,449,896	3,346,703

GROSS PROFIT	1,239,215	1,148,306	2,738,675	1,919,289

OPERATING EXPENSES
Selling	464,442	400,920	918,483	751,751
General and administrative	755,732	708,352	1,899,654	1,307,768

TOTAL OPERATING EXPENSES	1,220,174	1,109,272	2,818,137	2,059,519

INCOME (LOSS) FROM OPERATIONS	19,041	39,034	(79,462)	(140,230)
Interest income	3,374	1,259	7,908	3,472
Other income	1,120	23,726	8,104	29,124
Interest expense	(21,632)	(22,308)	(47,343)	(8,362)
Other expense	(6,390)	—	(9,637)	(44,572)

NET (LOSS) INCOME	$(4,487)	$41,711	$(120,430)	$(160,568)

Earnings (loss) per share of common stock:
BASIC:
Net income (loss) per share	$0.00	$0.00	$(0.01)	$(0.01)

Weighted average number of shares of common stock outstanding	18,899,435	18,895,589	18,899,435	18,895,035

DILUTED:
Net income (loss) per share	$0.00	$0.00	$(0.01)	$(0.01)

Weighted average number of shares of common stock and common stock equivalents outstanding	18,899,435	18,954,415	18,899,435	18,895,035

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Two Quarters Ended

	June 30, 2006	June 24, 2005

Cash flows from operating activities:
Net loss	$(120,430)	$(160,568)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash expenses related to issuance of stock to consultants	—	2,250
Depreciation	44,356	67,227
Bad debt expense	4,842	3,485
Inventory reserve	151,996	148,651
Changes in operating assets and liabilities:
Accounts receivable	298,201	(392,269)
Inventories	228,405	(6,015)
Prepaid expenses and other current assets	(227,255)	(21,994)
Accounts payable and accrued expenses	(188,832)	72,018
Deferred revenue	9,385	34,426
Accrued severance	256,540	—

Total adjustments	577,638	(92,221)

Net cash provided by (used in) operating activities	457,208	(252,789)

Cash flows used in investing activities:
Expenditures for property and equipment	(53,233)	(15,369)

Net cash used in investing activities:	(53,233)	(15,369)

Cash flows from financing activities:
Capital lease repayments	(4,192)	(9,878)
(Repayments) proceeds of line of credit - net	(337,976)	166,959
Principal payments of long term debt	(38,914)	(15,192)
Change in restricted cash	257,294	(3,009)

Net cash (used in) provided by financing activities	(123,788)	138,880

Net increase (decrease) in cash and cash equivalents	280,187	(129,278)
Cash and cash equivalents - beginning of period	282,512	281,301

Cash and cash equivalents - end of period	$562,699	$152,023

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWO QUARTERS ENDED JUNE 30, 2006

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

In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2006 and the results of operations and cash flows for the periods shown have been included.

The results of operations for the quarter and two quarters ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year ending December 29, 2006.

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

Sale of the Subsidiaries Upon Shareholder Approval

On May 8, 2006 the Company entered into a stock purchase agreement with ISSI Holdings LLC (the “Stock Purchase Agreement”) whereby it agreed to sell all of the outstanding shares of common stock of its three wholly owned subsidiaries: Electronic Hardware Corp. (“EHC”), Smart Sourcing, Inc. (“SSI”), and Compact Disc Packaging Corp. (collectively, the “Subsidiaries”) subject to consent by the shareholders of the Company.  ISSI Holdings LLC, a Delaware limited liability company, is owned, in part and/or managed, by David Kassel, Harry Goodman, David Hale, Andrew Franzone, Steven Sgammato and Mark Mandel who are officers, directors, shareholders and/or consultants to the Company.

Pursuant to the Stock Purchase Agreement, the Company will sell ISSI Holdings LLC all of shares of the common stock of the Subsidiaries in exchange for a cash deposit in the amount of $50,000 upon execution of the Stock Purchase Agreement and at the closing (i) the sum of $1,450,000 in cash, (ii) 7,925,000 shares of common stock of the Company currently owned by certain members and/or managers of ISSI Holdings LLC and their spouses and (iii) assumption by ISSI Holdings LLC of the outstanding obligations under certain promissory notes of the Company in favor of the Company in favor of certain members and/or managers of ISSI Holdings LLC.  As further consideration the Company will receive 50% of net income of the Subsidiaries in excess of $1,200,000 for the period commencing on January 1, 2006 and ending December 31, 2006.  The Stock Purchase Agreement provides that in the event ISSI Holdings LLC terminates the Stock Purchase Agreement under certain circumstances, it would be required to pay the Company expenses incurred in conjuction with the Transaction in an amount up to $150,000.  In the event the Company terminates the Stock Purchase Agreement under certain circumstances, it would be required to pay a $150,000 termination fee to ISSI Holdings LLC.

In connection with the execution of the Stock Purchase Agreement, ISSI Holdings LLC, Messrs Kassel, Franzone, Goodman, Dorothy Goodman and Maryann Franzone entered in a Voting Agreement with the Company pursuant to which they agree to vote their shares of the Company common stock in favor of the transaction.  The consent of the majority of the shareholders of the Company as well as the consent of the majority of the shareholders who are not affiliated with ISSI Holdings LLC is a requirement of the Stock Purchase Agreement and will be solicited at the upcoming annual meeting of shareholders.

Mr. Hale will continue as director of the Company and will remain an officer of the Company on an interim basis.  Messrs. Franzone and Goodman will resign as officers and directors of the Company at the closing of the transaction.  Mr. Sgammato will resign as an officer of the Company at the closing of the transaction.

As the Company is a holding company and shares of the Subsidiaries held by the Company constitute substantially all of the Company’s assets, after the sale of the shares of the Subsidiaries to ISSI Holdings LLC, the Company will continue to exist as a shell company with no subsidiaries and no business operations.

On May 8, 2006, the Company filed a preliminary proxy statement regarding the aforementioned proposed transaction. The preliminary proxy was amended on July 3, 2006.

The Company intends to invest its resources in the acquisition of additional operating businesses.  Toward that end, on March 24, 2006, the Company had originally entered into a nonbinding letter of intent for the purchase of Charter Fabrics, Inc., a turn-key operation for worldwide sourcing in the textile and cosmetic industries, with a specialty in Asia.  However,  on July 28, 2006, the Company terminated the letter of intent to acquire the shares of Charter Fabrics, Inc.

As discussed above, the Company anticipates that it will complete the sale of the Subsidiaries on or before September 30, 2006.  In the event that the sale of the Subsidiaries occurs, the Company will continue with no operating businesses and the sum of approximately $1,500,000 cash.

The following unaudited pro forma condensed financial information represents the balance sheet and statement of operations of the Company giving effect to the consummation of the proposed stock purchase agreement, described above.  The following unaudited pro forma condensed balance sheet as of June 30, 2006 gives effect to the disposition of assets sold and receipt of proceeds from the sale, as if the disposition occurred on that date.  The following unaudited pro forma condensed statement of operations for the two quarters ended June 30, 2006 reflects the operations of the Company as if the disposition of assets, business and operations of the Subsidiaries had occurred as the beginning of the two quarters ended June 30, 2006.

June 30, 2006

Cash	$1,500,000
Total Assets	$1,500,000

Total Shareholders’ Equity	$1,500,000

Two Quarters Ended June 30, 2006

General & administrative expenses	$(375,000)

Net loss	$(375,000)

New Line of Credit

On April 25, 2006, the Company entered into an agreement with Citibank N.A. to provide the Company with a line of credit of up to $1,700,000 until June 30, 2006.  On May 18, 2006, the Company closed the deal with Citibank N.A. effectively terminating the agreement with People’s Bank.  The Company paid off the remaining balance of $596,374 to People’s Bank.  On June 29, 2006, the Company entered into an agreement with Citibank extending the line of credit with Citibank until June 30, 2007.

3.	SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year

The Company operates on a “52/53 Week” with reporting periods ending on the last Friday of the month.

The “Two quarters ended June 30, 2006” represents the period from December 31, 2005 to June 30, 2006.  The “Quarter ended June 30, 2006” represents the period from April 1, 2006 to June 30, 2006.  The “Two quarters ended June 24, 2005” represents the period from January 1, 2005 to June 24, 2005.  The “Quarter ended June 24, 2005” represents the period from March 26, 2005 to June 24, 2005.

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

Reclassifications

Certain accounts in the prior periods financial statements have been reclassified for comparative purposes to conform to the presentation in the current periods financial statements.  These reclassifications have no effect on previously reported income (loss).

Recent Accounting Pronouncements

(i)

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs.  The provisions of SFAS No. 151 were effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of the provisions of SFAS 151 has not had a material impact on the Company’s financial position, results of operations or cash flows.

(ii)

In December 2004, the FASB finalized SFAS No. 123R “Share-Based Payment,” amending SFAS No. 123.  SFAS No. 123R was effective beginning the Company’s first quarter of fiscal 2006.  SFAS No. 123R requires the Company to expense stock options based on grant date fair value in its financial statements.  Further, the adoption of SFAS No. 123R requires additional accounting related to income tax effects and additional disclosure regarding cash flow effects resulting from share-based payment arrangements.  The Company adopted the modified prospective transition method.  The adoption of SFAS 123R did not effect the Company’s financial position, results of operations, or cash flows, but may have an adverse impact on results of operations if options are granted in the future.  As of December 30, 2005, the Company had no unvested options. No options were granted during the quarter and two quarters ended June 30, 2006.

(iii)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment for APB Opinion No. 29.”  This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 are effective for the Company’s fiscal year ended December 29, 2006.  The adoption of SFAS No. 153 did not have a material impact on the Company’s financial position, liquidity, results of operations or cash flows.

(iv)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3”.  SFAS No. 154 requires retroactive application to prior periods’ financial statements of changes in accounting principle.  It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in a statement of income.  The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  During the reporting period, the Company did not have any accounting changes or corrections.

(v)

In June 2006, the FASB issued Interpretation No. 48, (Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109).  Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements.  Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods for income taxes, as well as the required disclosure and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the requirements of FIN 48 and does not expect that the adoption of FIN 48 will have a significant impact on the Company’s financial position and results of operations.

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

On December 17, 2004, the Company accelerated the vesting period and all unvested options granted were fully vested to avoid recognizing an expense in future financials due to the implementation of SFAS No. 123R.  There was no charge or pro-forma charge for compensation for the quarter and two quarters ended June 30, 2006 and June 24, 2005, respectively since all options were fully vested as of December 31, 2004 and no options were granted subsequent to December 17, 2004.

4.	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

During the two quarters ended June 30, 2006 and June 24, 2005, Innovative Office Products, Inc. accounted for approximately 12% and 6%, respectively, of the Company’s net sales.  Innovative Office Products, Inc. accounted for approximately 11% of the Company’s outstanding accounts receivable as of June 30, 2006.

During the quarters ended June 30, 2006 and June 24, 2005, Innovative Office Products, Inc. accounted for approximately 10% and 6%, respectively, of the Company’s net sales.

The Company relies on vendors from China for a significant amount of its manufacturing and outsourcing capabilities.  One vendor accounts for more than 10% of purchases.  Purchases from this supplier for the two quarters ended June 30, 2006 and June 24, 2005 approximated $3,054,583 (94%) and $1,926,612 (84%) of total purchases.  At June 30, 2006, the amount due this supplier included in accounts payable was $940,697.

Purchases from this supplier for the quarters ended June 30, 2006 and June 24, 2005 approximated $1,705,861 (96%) and $1,030,658 (78%) of total purchases.

5.	INVENTORIES, NET

Inventories, net, consist of the following at June 30, 2006:

Raw Materials	$248,364
Work in Process	52,826
Finished Goods	1,569,673

1,870,863
Less: reserve for obsolescence	(151,996)

$1,718,867

Inventory on hand at June 30, 2006 includes governmental inventory items totaling $641,866.  During the two quarters ended June 30, 2006, the Company recorded a reserve of $151,996, approximately $122,000 of the reserve recorded was for government inventory.  As a result of the expiration of the contract with Defense Supply Center Philadelphia (“DSCP”) in June 2004, the Company has initiated various alternatives to sell the government inventory on hand.  Management believes that the inventory reserve is sufficient. However, it is possible that additional inventory reserves may be required to be recorded in the near term, and those additional reserves could be material.

6.	SHIPPING AND HANDLING COSTS

The Company classifies EHC’s shipping and handling costs as a component of selling expenses. These costs are for shipping the product to the customer.  Shipping and handling costs were $111,191 and $73,777 for the two quarters ended June 30, 2006 and June 24, 2005, respectively.  Shipping and handling costs were $47,932 and $38,474 for the quarters ended June 30, 2006 and June 24, 2005, respectively.  EHC bills its customers directly for shipping and handling costs. The one exception to this is DSCP, where the Company includes shipping and handling costs in the piece price and does not bill for them directly.  SSI’s shipping and handling policy is customer driven.  The customer has the choice of including the shipping and handling costs into the piece price of the product, being billed separately for such costs, which are included in net sales or to pay the carrier directly. All of SSI’s shipping and handling costs are expensed as incurred and are included in cost of goods sold.

7.	RELATED PARTY TRANSACTIONS

As discussed in Note 2, the Company entered into the Stock Purchase Agreement with ISSI Holdings LLC for the sale of the Subsidiaries to ISSI Holdings LLC, subject to the approval of the shareholders of the Company.  Messrs. Franzone, Kassel, Mandel Sgammato and Hale are members of ISSI Holdings LLC and Messrs. Franzone, Goodman, Kassel, Hale and Sgammato are managers of ISSI Holdings LLC.  The aforementioned are officers, directors, shareholders and/or consultants to the Company (see Note 2).

The Company leases its premises in Farmingdale, N.Y. from K&G Realty, a company owned by David Kassel, the Company’s former CEO and a current shareholder and Harry Goodman who is an officer and shareholder of the Company.  Rent expense for the two quarters ended June 30, 2006 and June 24, 2005 was $107,640 and $103,182, respectively.  Rent expense for the quarters ended June 30, 2006 and June 24, 2005 was $53,820 and $51,591, respectively.

Sales during the two quarters ended June 30, 2006 and June 24, 2005 included $463,604 and $351,533, respectively to another company owned by two officers/shareholders and the former CEO of the Company.  Gross profit on such sales was $43,352 and $31,609, respectively.  Sales during the quarters ended June 30, 2006 and June 24, 2005 included $272,200 and $188,106, respectively.  Gross profit on such sales was $27,369 and $16,610 for the quarters ended June 30, 2006 and June 24, 2005, respectively.  Accounts receivable from the related company was $214,000 at June 30, 2006.

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

Rencol agreed to become a customer of the Company for its manufactured products sourced in China on the same terms and conditions as other customers of the Company for a period of at least two years.  A service fee commenced in March 2005 and was $3,000 for the first month and $7,500 per month thereafter.  During the two quarters ended June 30, 2006 and June 24, 2005, the Company charged Rencol a service fee of $45,000 and $18,000, respectively, which is included in net sales in the accompanying condensed consolidated statements of operations.  During the quarter ended June 30, 2006 and June 24, 2005, the Company charged Rencol a service fee of $22,500 and $15,000, respectively.

EHC is the exclusive distributor of Rencol products in North America and Rencol is a distributor of EHC products for a two year period.  Commencing October 2005, EHC pays Rencol $12,500 per month as a service fee.  During the two quarters ended June 30, 2006 and June 24, 2005, the Company paid Rencol $75,000 and $0 which is included in cost of goods sold in the accompanying condensed consolidated statements of operations. During the quarters ended June 30, 2006 and June 24, 2005, the Company paid Rencol $37,500 and $0, respectively.

On February 23, 2006, the Board of Directors terminated David Kassel as the Chief Executive Officer and an employee of the Company, effective immediately.  Pursuant to the Employment Agreement by and between David Kassel and the Company dated March 15, 1998, Mr. Kassel will continue to receive salary and benefits until February 28, 2008.  The Company recorded severance expense of $335,366.  As of June 30, 2006, the Company has paid $78,826 of the total due.  The Company is paying at an accelerated rate above the contractual rate provided for in the employment agreement.

8.	LINE OF CREDIT

On July 29, 2003, the Company closed on a Revolving Line of Credit (“the line”) with People’s Bank (the “Bank”) with a maximum amount of borrowing of up to $1,500,000.

On April 25, 2006, the Company entered into an agreement with Citibank N.A. to provide the Company with a line of credit of up to $1,700,000 until June 30, 2006.  On May 18, 2006, the Company closed the deal with Citibank N.A. effectively terminating the agreement with People’s Bank.  The Company paid off the remaining balance of $596,374 to People’s Bank.

The line’s outstanding balance was $851,374 at June 30, 2006 and $921,374, at August 9, 2006.  The excess availability of the line was $738,355 at June 30, 2006 and $778,626 at August 9, 2006, respectively.  On June 28, 2006, the Company agreed to an extension of the line of credit until June 30, 3007 with no changes to the original agreement.  The Company is able to borrow against 80% of eligible accounts receivable plus the lower of 50% of eligible inventory or $400,000.  Pursuant to the line agreement, the Company is required to meet certain financial covenants.  The loan is personally guaranteed by one officer/shareholder, Messr. Franzone, and one director/shareholder, Messr. Kassel, of the Company in addition to Corporate guaranties by the subsidiaries.  The line is secured by all assets and personal property of the borrower and the subsidiaries.

As of June 30, 2006, the Company has unsubordinated loans to two officer/shareholders and one director/shareholder of the Company totaling $120,522.  These loans were previously subordinated under the agreement with People’s Bank and required the banks approval to make any payments.  As a result, the principal and interest payments are past due.  The Company plans to repay principal and interest by September 30, 2006.

9.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company views its operations as principally two segments: the manufacturing and distribution of injection molded plastic components (EHC) and the outsourcing of manufacturing of plastic, metal and electrical components and their assemblies (SSI).  The segments share a common workforce and office headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment.  The Company’s segment information for the two quarters and quarters ended June 30, 2006 and June 24, 2005, is as follows:

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Two Quarters ended June 30, 2006
Net Sales	$3,176,158	$4,012,413	$—	$7,188,571
Cost of Goods Sold	1,446,440	3,003,456	—	4,449,896

Gross Profit	$1,729,718	$1,008,957	$—	$2,738,675

Gross Profit %	54.5%	25.1%	—	38.1%

Segment Net Income (Loss)	$530,824	$55,017	$(706,271)	$(120,430)

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Two Quarters ended June 24, 2005
Net Sales	$2,583,968	$2,682,024	$—	$5,265,992
Cost of Goods Sold	1,341,725	2,004,978	—	3,346,703

Gross Profit	$1,242,243	$677,046	$—	$1,919,289

Gross Profit %	48.1%	25.2%	—	36.4%

Segment Net Income (Loss)	$218,788	$(54,918)	$(324,438)	$(160,568)

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Quarter ended June 30, 2006
Net Sales	$1,612,874	$1,941,484	$—	$3,554,358
Cost of Goods Sold	782,827	1,532,316	—	2,315,143

Gross Profit	$830,047	$409,168	$—	$1,239,215

Gross Profit %	51.5%	21.1%	—	34.9%

Segment Net Income (Loss)	$235,231	$(75,545)	$(164,173)	$(4,487)

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Quarter ended June 24, 2005
Net Sales	$1,375,702	$1,544,990	$—	$2,920,692
Cost of Goods Sold	639,472	1,132,914	—	1,772,386

Gross Profit	$736,230	$412,076	$—	$1,148,306

Gross Profit %	53.5%	26.7%	—	39.3%

Segment Net Income (Loss)	$200,749	$35,309	$(194,347)	$41,711

10.	INCOME TAXES

The Company has a net operating loss carryforward for tax purposes totaling approximately $2,803,000 at June 30, 2006 expiring between the years 2010 through 2021.  Tax benefits from the utilization of net operating loss carryforwards will be recorded at such time and to such extent, they are assured beyond a reasonable doubt. As such, the resulting estimated net deferred tax asset of approximately $1,126,000 as of June 30, 2006, has been offset by a corresponding valuation allowance.  In the event that the sale of the subsidiaries (see Note 2) is consummated, it is possible that the net operating loss carryforward disclosed above will be decreased based on the portion of the net operating loss attributable to the subsidiaries.

11.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the same period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company.  For the two quarters and quarter ended June 30, 2006, the Company had approximately 3.8 million stock options and 7.4 million warrants, respectively, that were not included in the dilutive income (loss) per share calculation because the exercise price of these items was greater than the average market price of the common stock for the period.  For the two quarters and quarter ended June 24, 2005, the Company had approximately 4.0 million and 2.0 million stock options and approximately 9.0 million warrants, respectively, that were not included in the dilutive income (loss) per share calculation because the exercise price of these items was greater than the average market price of the common stock for the period.

12.	COMMITMENTS AND CONTINGENCIES

EHC, a subsidiary of the Company, has been named as a defendant in a products liability action in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  The complaint seeks damages in an amount in excess of $15,000 and alleges that the Plaintiff incurred injuries as a result of a defective valve cap regulating the flow of propane gas to a barbeque unit.  The Company does not believe that it manufactured the alleged defective part in question.  The Company is vigorously defending the action and believes that it is without merit, although the outcome cannot be determined at this time. As of June 30, 2006, no provision has been made by the Company for this legal action.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Sale of the Subsidiaries Upon Shareholder Approval

On May 8, 2006 the Company entered into a stock purchase agreement with ISSI Holdings LLC (the “Stock Purchase Agreement”) whereby it agreed to sell all of the outstanding shares of common stock of its three wholly owned subsidiaries: Electronic Hardware Corp. (“EHC”), Smart Sourcing, Inc. (“SSI”), and Compact Disc Packaging Corp. (collectively, the “Subsidiaries”) subject to consent by the shareholders of the Company.  ISSI Holdings LLC, a Delaware limited liability company, is owned, in part and/or managed, by David Kassel, Harry Goodman, David Hale, Andrew Franzone, Steven Sgammato and Mark Mandel who are officers, directors, shareholders and/or consultants to the Company.

Pursuant to the Stock Purchase Agreement, the Company will sell ISSI Holdings LLC all of shares of the common stock of the Subsidiaries in exchange for a cash deposit in the amount of $50,000 upon execution of the Stock Purchase Agreement and at the closing (i) the sum of $1,450,000 in cash, (ii) 7,925,000 shares of common stock of the Company currently owned by certain members and/or managers of ISSI Holdings LLC and their spouses and (iii) assumption by ISSI Holdings LLC of the outstanding obligations under certain promissory notes of the Company in favor of the Company in favor of certain members and/or managers of ISSI Holdings LLC.  As further consideration the Company will receive 50% of net income of the Subsidiaries in excess of $1,200,000 for the period commencing on January 1, 2006 and ending December 31, 2006.  The Stock Purchase Agreement provides that in the event ISSI Holdings LLC terminates the Stock Purchase Agreement under certain circumstances, it would be required to pay the Company expenses incurred in conjuction with the Transaction in an amount up to $150,000.  In the event the Company terminates the Stock Purchase Agreement under certain circumstances, it would be required to pay a $150,000 termination fee to ISSI Holdings LLC.

In connection with the execution of the Stock Purchase Agreement, ISSI Holdings LLC, Messrs. Kassel, Franzone, Goodman, Dorothy Goodman and Maryann Franzone entered in a Voting Agreement with the Company pursuant to which they agree to vote their shares of the Company common stock in favor of the transaction.  The consent of the majority of the shareholders of the Company as well as the consent of the majority of the shareholders who are not affiliated with ISSI Holdings LLC is a requirement of the Stock Purchase Agreement and will be solicited at the upcoming annual meeting of shareholders.

Mr. Hale will continue as director of the Company and will remain an officer of the Company on an interim basis.  Messrs. Franzone and Goodman will resign as officers and directors of the Company at the closing of the transaction.  Mr. Sgammato will resign as an officer of the Company at the closing of the transaction.

As the Company is a holding company and shares of the Subsidiaries held by the Company constitute substantially all of the Company’s assets, after the sale of the shares of the Subsidiaries to ISSI Holdings LLC, the Company will continue to exist as a shell company with no subsidiaries and no business operations.

On May 8, 2006,  the Company filed a preliminary proxy statement regarding the aforementioned proposed transaction.  The preliminary proxy was amended on July 3, 2006.

The Company intends to invest its resources in the acquisition of additional operating businesses.  Toward that end, on March 24, 2006, the Company had entered into a nonbinding letter of intent for the purchase of Charter Fabrics, Inc., a turn-key operation for worldwide sourcing in the textile and cosmetic industries, with a specialty in Asia.  However, on July 28, 2006, the Company and Charter Fabrics, Inc. terminated this letter of intent.

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

RESULTS OF OPERATIONS

For the two quarters ended June 30, 2006 compared to the two quarters ended June 24, 2005:

NET SALES

Net sales for the two quarters ended June 30, 2006 were $7,188,571 compared to sales of $5,265,992 for the two quarters ended June 24, 2005. The increase of $1,922,579 or 36.5% was attributed to an increase in sales to existing customers for both EHC and SSI and sales to new customers in SSI.  Net sales for EHC for the two quarters ended June 30, 2006 were $3,176,158 compared to sales of $2,583,968 for the two quarters ended June 24, 2005.  The increase in sales for EHC is due to increased commercial sales.  SSI had sales of $4,012,413 for the two quarters ended June 30, 2006 compared to sales of $2,682,024 for the two quarters ended June 24, 2005.   SSI’s sales increased due to increased sales to its existing customer base and sales to new customers resulting from increased marketing efforts.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the two quarters ended June 30, 2006 of 38.1%, as compared to 36.4% experienced during the two quarters ended June 24, 2005.  This increase of 1.7% can be attributed to more products being purchased from China at lower prices.  EHC had a gross profit of 54.5% for the two quarters ended June 30, 2006 compared to 48.1% for the two quarters ended June 24, 2005.  This increase can be attributed to more products being purchased from China at lower prices.  SSI had a gross profit of 25.1% for the two quarters ended June 30, 2006 compared to 25.2% for the two quarters ended June 24, 2005.

OPERATING EXPENSES

Selling

Selling expenses for the two quarters ended June 30, 2006 were $918,483 as compared to $751,751 for the two quarters ended June 24, 2005.   The increase of $166,732 or 22.2% for the period is primarily attributable to an increase in sales salaries due to additional salesmen, commissions, consulting expenses and advertising expenses.  EHC’s selling expenses for the two quarters ended June 30, 2006 were $498,346 compared to $370,625 for the two quarters ended June 24, 2005.  The increase is due to an increase in freight, sales salaries due to additional salesmen, commissions and advertising.  SSI’s selling expenses for the two quarters ended June 30, 2006 were $402,604 compared to $352,055 for the two quarters ended June 24, 2005.  The increase was due to increased advertising, consulting and commissions.  ISSI’s selling expenses for the two quarters ended June 30, 2006 were $17,533 compared to $29,071 for the two quarters ended June 24, 2005.  The decrease was due to decreased public relations expenses.

General, and Administrative Expenses

General and administrative expenses for the two quarters ended June 30, 2006 were $1,899,654 as compared to $1,307,768 for the two quarters ended June 24, 2005.  The increase of $591,886 or 45.3% for the period is primarily attributable to an increase in legal fees, accounting fees, office expense and severance expense.  EHC’s general and administrative expenses for the two quarters ended June 30, 2006 were $531,725 compared to $554,422 for the two quarters ended June 24, 2005.  The decrease of $22,697 or 4% can be attributed to a decrease in officer’s salaries.  SSI’s general and administrative expenses for the two quarters ended June 30, 2006 were $553,241 compared to $377,907 for the two quarters ended June 24, 2005.  The increase was attributed to increased staff expenses, office expenses and rent expense.  ISSI’s general and administrative expenses for the two quarters ended June 30, 2006 were $814,551 compared to $375,302 for the two quarters ended June 24, 2005.  The increase was due to an increase in legal fees, accounting fees and severance expense.

RESULTS OF OPERATIONS

For the quarter ended June 30, 2006 compared to the quarter ended June 24, 2005:

NET SALES

Net sales for the quarter ended June 30, 2006 were $3,554,358 compared to sales of $2,920,692 for the quarter ended June 24, 2005. The increase of $633,666 or 21.7% is due to an increase in sales to existing customers and sales to new customers.  Net sales for EHC for the quarter ended June 30, 2006 were $1,612,874 compared to sales of $1,375,702 for the quarter ended June 24, 2005.  The increase in sales for EHC is due to increased commercial sales.  SSI had sales of $1,941,484 for the quarter ended June 30, 2006 compared to sales of $1,544,990 for the quarter ended June 24, 2005.   SSI’s sales increased due to increased sales to its existing customer base and sales to new customers resulting from increased marketing efforts.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the quarter ended June 30, 2006 of 34.9%, as compared to 39.3% experienced during the quarter ended June 24, 2005.    This decrease of 4.4% can be attributed to the reserve for inventory and a $54,000 credit issued to a customer of which the inventory was not recovered.  In addition, SSI sales account for a greater percentage of overall sales and the gross profit percentage is much lower on these products.   EHC had a gross profit of 51.5% for the quarter ended June 30, 2006 compared to 53.5% for the quarter ended June 24, 2005.  SSI had a gross profit of 21.1% for the quarter ended June 30, 2006 compared to 26.7% for the quarter ended June 24, 2005.   The decrease of 5.6% was due to an increase in tooling that was completed during the quarter ended June 30, 2006 as compared to the quarter ended June 24, 2005.  Tooling orders are at lower gross profit than production orders.  In addition, there was an increase in sales to Allen Field Company which are sold at only a 10% markup above cost.

OPERATING EXPENSES

Selling

Selling expenses for the quarter ended June 30, 2006 were $464,442 as compared to $400,920 for the quarter ended June 24, 2005.   The increase of $63,522 or 15.8% for the period is primarily attributable to an increase in sales salaries due to additional salesmen, commissions, advertising and travel expenses.  EHC’s selling expenses for the quarter ended June 30, 2006 were $250,155 compared to $187,015 for the quarter ended June 24, 2005.  The increase was due to an increase in sales salaries due to additional salesmen, commissions, advertising and travel expenses.   SSI’s selling expenses for the quarter ended June 30, 2006 were $209,431 compared to $190,325 for the quarter ended June 24, 2005.  The increase is due to increased advertising and consulting expenses.

General, and Administrative Expenses

General and administrative expenses for the quarter ended June 30, 2006 were $755,732 as compared to $708,352 for the quarter ended June 24, 2005.  The increase of 47,380 or 6.7% for the period is primarily attributable to an increase in legal fees.  EHC’s general and administrative expenses for the quarter ended June 30, 2006 were $259,068 compared to $292,095 for the quarter ended June 24, 2005.  The decrease can be attributed to a decrease in officer’s salaries and office expenses.  SSI’s general and administrative expenses for the quarter ended June 30, 2006 were $276,450 compared to $185,433 for the quarter ended June 24, 2005.  The increase was attributed to increased staff expenses and office expenses.  ISSI’s general and administrative expenses for the quarter ended June 30, 2006 were $220,214 compared to $230,824 for the quarter ended June 24, 2005.  The decrease is due to a decrease in officers salaries.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company’s primary source of liquidity has been cash flow generated internally from operations.  The Company’s cash increased to $562,699 at June 30, 2006 from $282,512 at December 30, 2005.

Cash flow provided by operating activities was $457,208 for the two quarters ended June 30, 2006 which included a net loss of $120,430. The decrease in accounts receivable is the result of increased collections of receivables during the two quarters ended June 30, 2006. The net decrease in inventory results from reduced inventory en route offset by a reserve of approximately $152,000 for obsolete inventory. The increase in prepaid expenses and other current assets is a result of a good faith deposit in the amount of $50,000 given for the potential acquisition of Charter Fabrics and additional deposits placed and costs associated with tooling and production orders in process that were not completed at June 30, 2006.  On July 28, 2006, the Company terminated the letter of intent with Charter Fabrics, Inc. and the good faith deposit will be returned in full within 60 days upon Charter Fabrics, Inc. receiving a written request for it to be returned.  The decrease in accrued severance expense was due to the Company repaying $78,826 of the severance due as of June 30, 2006.  Cash used in investing activities for the two quarters ended June 30, 2006 was $53,233, which consisted of cash for the purchase of computer equipment.

Net cash used in financing activities for the two quarters ended June 30, 2006 was $123,788. Cash of $ 38,914 was used to make principal payments on loans payable and $4,192 was used to make capital lease repayments.  During the two quarters ended June 30, 2006, the Company had paid down the line of credit approximately $338,000.

On April 25, 2006, the Company entered into an agreement with Citibank N.A. to provide the Company with a line of credit of up to $1,700,000.  On May 18, 2006, the Company closed the deal with Citibank N.A. effectively terminating the agreement with People’s Bank.  The Company paid off the remaining balance of $596,374.30 to People’s Bank.

The line’s outstanding balance was $851,374 at June 30, 2006 and $921,374, at August 9, 2006.  The excess availability of the line was $738,355 at June 30, 2006 and $778,626 at August 9, 2006, respectively.  On June 28, 2006, the Company agreed to an extension of the line of credit until June 30, 2007 with no changes to the original agreement.  The Company is able to borrow against 80% of eligible accounts receivable plus the lower of 50% of eligible inventory or $400,000.  Pursuant to the line agreement, the Company is required to meet certain financial covenants.  The loan is personally guaranteed by one officer/shareholder and one shareholder of the Company in addition to Corporate guaranties by the subsidiaries.  The line is secured by all assets and personal property of the borrower and the subsidiaries.

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

ITEM 3.          Controls and Procedures

The term “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within time periods specified in SEC rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

The Company has designed its disclosure controls and procedures to ensure that information  required to be disclosed by the Company in the reports that it files under the Act is recorded, processed, summarized and reported within time periods specified in SEC rules and forms.  The Company has also designed its disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation and the material weaknesses described below, our Chief Executive Officer and Acting Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-QSB our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time period.  Additionally, the Company’s  principal executive officers and principal financial officers have concluded that such controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that the Company files or submits under the Act is accumulated and communicated to management of the Company, including the  Company’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

We are not an accelerated filer (as defined in the Securities Exchange Act) and are not required to deliver management’s report on control over financial reporting until our fiscal year ended December 29, 2007. The Company’s management is responsible for designing and maintaining an effective system of internal control over financial reporting. We designed this system to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with GAAP under management’s direction and that financial records are reliable to prepare financial statements. Nevertheless, our independent public accountants have identified certain matters that would constitute material weaknesses (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

One such material weakness is the lack of necessary accounting resources to ensure consistently complete and accurate reporting of financial information which included an inventory pricing error, sales cutoff adjustment and a nondisclosure of a related party transaction.

During the first quarter of 2005, our independent public accountants identified a lack of complete disclosure in reporting of financial information in respect to certain related party transactions.

In 2004, the Company commenced a due diligence examination in connection with preliminary discussions to acquire Rencol but ultimately concluded that it was not able to do so. Upon the decision of the Company to terminate discussions to acquire Rencol, a group of investors, including Mr. Hale, Mr. Franzone, Mr. Kassel, and Mr. Mandel, acquired Rencol through Rencol Acquisitions, LLC.  Rencol Acquisitions, LLC agreed to reimburse the Company for all expenses incurred in the Company’s pursuit of the acquisition of Rencol.  In March 2005, Rencol Acquisitions, LLC paid the Company approximately $161,000 for the Company’s expenses incurred by the Company as a result of its pursuit of the acquisition of Rencol. This sum was included in the Company’s prepaid expenses and other current assets as of December 31, 2004.  While the Company disclosed the financial information surrounding the reimbursement, it had not provided complete disclosure with respect to the related nature of the transaction.

In addition, during the December 30, 2005 year-end audit and the quarter ended March 31, 2006, adjustments were identified, which needed to be recorded related to sales cut-off and inventory pricing at the end of the fiscal year.

The Company was carrying an item in inventory at a cost above its net realizable value.  The item was originally purchased in anticipation of the renewal of the government contract.  When the contract was not renewed, the Company had no other customers for this particular item.  The Company attempted to sell the item to the recipient of the new government contract for this item. The recipient agreed to purchase the item at a substantially reduced price.  The Company recorded an audit adjustment to reduce the item to its net realizable value.

Additionally, in December 2005, the Company directly shipped products from China to a customer.  It is the general practice of the Company to invoice the customer once it confirms receipt of the goods by the customer.  Due to the holidays, the Company was unable to obtain confirmation from the customer that the goods were received until after the end of the fiscal year.  The Company billed the customer for the shipment in 2006 and an entry was made to record the sale in the proper period.

The Company does not employ a full time in-house controller or chief financial officer. Consequently, the financial reporting function is decentralized and the effectiveness of the disclosure control procedures for financial reporting are limited. In order to correct this deficiency in the future, management plans to seek additional qualified in house accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter.

We believe that for reasons described above, we will be able to improve our disclosure controls and procedures and remedy the material weaknesses identified above. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. We believe that these new management plans related to controls and procedures will provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with GAAP under management’s direction and that financial records are reliable to prepare financial statements.

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II         OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

          NONE

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

INTERNATIONAL SMART SOURCING, INC.

August 9, 2006	/S/ David Hale
Date
David Hale
Chairman, President (Chief Executive Officer) and
Acting Chief Financial Officer