Form 10KSB/A
period 2005-12-30
INTERNATIONAL SMART SOURCING INC
filed 2006-08-28
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. NO  K

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

EXPLANATORY NOTE

This amendment to our annual report on Form 10-KSB is being filed in response to guidance that we have received from staff at the Securities and Exchange Commission during the review of the proxy report originally filed on May 8, 2006. The revisions that are included in this amendment consist of changes to Item 8A, Controls and Procedures.

Except where specifically noted to the contrary, this Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update the disclosure therein in any way other than as required to reflect the amendments set forth herein.

Pursuant to SEC rules, included as Exhibits 31.1 and 32.1 to this Form 10-KSB/A are currently dated certifications of the Company’s President and Acting Chief Financial Officer.

Item 8A. Controls and Procedures.

Evaluation and Disclosure Controls and Procedures

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

Changes in Internal Controls

We are not an accelerated filer (as defined in the Securities Exchange Act) and are not required to deliver management’s report on control over financial reporting until our fiscal year ended December 28, 2007.  The Company’s management is responsible for designing and maintaining an effective system of internal control over financial reporting. We designed this system to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with GAAP under management’s direction and that financial records are reliable to prepare financial statements. Nevertheless, we identified certain matters that would constitute material weaknesses (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

The material weaknesses consist of the lack of necessary accounting resources to ensure consistently complete and accurate reporting of financial information which included an inventory pricing error, sales cutoff adjustment and a nondisclosure of a related party transaction.

During the first quarter of 2005, our independent registered public accountants identified a lack of complete disclosure in reporting of financial information in respect to certain related party transactions.

In 2004, the Company commenced the due diligence process in connection with preliminary discussions to acquire Rencol but ultimately concluded that it was not able to do so. Upon the decision of the Company to terminate discussions to acquire Rencol, a group of investors including Mr. Hale, Mr. Franzone, Mr. Kassel, and Mr. Mandel acquired Rencol through a company named Rencol Acquisitions, LLC.  Rencol Acquisitions, LLC agreed to reimburse the Company for all expenses incurred in the Company’s pursuit of the acquisition of Rencol.  In March 2005, Rencol Acquisitions, LLC reimbursed the Company approximately $161,000 for expenses incurred by the Company as a result of its pursuit of the acquisition of Rencol, which was included in the Company’s prepaid expenses and other current assets as of December 31, 2004.  While the Company disclosed the financial information surrounding the reimbursement, it did not provide complete disclosure with respect to the related nature of the transaction.

In addition, during the December 30, 2005 year-end audit, adjustments were identified, which needed to be recorded related to sales cut-off and inventory pricing at the end of the fiscal year.

The Company was carrying an item in inventory at a cost above its net realizable value.  The item was originally purchased in preparation for the renewal of the government contract.  When the contract was not renewed, the Company had no other customers for this particular item.  The Company attempted to sell the item to the recipient of the new contract with the government. The recipient agreed to purchase the item at a substantially lower price.  The Company has recorded an audit adjustment to reduce the item to its net realizable value.

Additionally, the Company had directly shipped products from China to a customer.  It is the general practice of the Company to invoice the customer once it confirms receipt of the goods by the customer.  Due to the holidays, the Company was unable to obtain confirmation from the customer that the goods were received until after the end of the fiscal year.  The Company billed the customer for the shipment in 2006 and an entry was made to record the sale in the proper period.

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

There were no significant changes in our internal controls over financial reporting that occurred during the year ended December 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SMART SOURCING, INC.

August 25, 2006

/s/ David Hale

David Hale
Chairman, President (Principal Executive Officer) and Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Hale	Chairman of the Board of Directors, President	August 25, 2006
(Principal Executive Officer) and Acting Chief Financial Officer

/s/ Andrew Franzone	President of EHC, Director	August 25, 2006

/s/ Harry Goodman	Vice President and Secretary, Director	August 25, 2006

/s/ David Kassel	Director	August 25, 2006

/s/ Richard Peters	Director	August 25, 2006

/s/ Michael Rakusin	Director	August 25, 2006

5