Form 10QSB/A
period 2006-03-31
INTERNATIONAL SMART SOURCING INC
filed 2006-08-28
CIK 1057695

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

320 Broad Hollow Road Farmingdale, New York 11735
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

EXPLANATORY NOTE

This amendment to our quarterly report on Form 10-QSB is being filed in response to guidance that we have received from staff at the Securities and Exchange Commission during the review of the proxy report originally filed on May 8, 2006. The revisions that are included in this amendment consist of changes to Item 3, Controls and Procedures.

Except where specifically noted to the contrary, this Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, or modify or update the disclosure therein in any way other than as required to reflect the amendments set forth herein.

Pursuant to SEC rules, included as Exhibits 31.1 and 32.1 to this Form 10-QSB/A are currently dated certifications of the Company’s President and Acting Chief Financial Officer.

ITEM 3:     Controls and Procedures

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