Form 10QSB
period 2006-09-29
INTERNATIONAL SMART SOURCING INC
filed 2006-11-13
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 29, 2006

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒	No ☐

As of November 9, 2006, the Registrant had 18,899,435 shares of its Common Stock, $.001 par value, issued and 10,974,435 outstanding. (Certain stockholders of the Company had returned a total of 7,925,000 shares in connection with the sale of the subsidiaries.  The Company is engaged in the process of returning the shares to the treasury with the assistance of the transfer agent.)

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

FORM 10-QSB

SEPTEMBER 29, 2006

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED  BALANCE SHEET
(UNAUDITED)
SEPTEMBER 29, 2006

ASSETS
CURRENT ASSETS:
Cash	$1,450,000
Other receivable	50,000

TOTAL ASSETS	$1,500,000

SHAREHOLDERS’ EQUITY
SHAREHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	$—
Common Stock, $.001 par value, 100,000,000 shares authorized, 18,899,435 issued and 10,974,435 outstanding	18,899
Additional paid-in capital	8,239,495
Accumulated deficit	(5,094,144)

3,164,250
Less: Treasury Stock, at cost, 7,925,000 shares	(1,664,250)

TOTAL SHAREHOLDERS’ EQUITY	$1,500,000

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended		Three Quarters Ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

NET SALES	$3,509,706	$3,182,192	$10,698,277	$8,448,184
COST OF GOODS SOLD	2,131,743	1,811,845	6,581,639	5,158,548

GROSS PROFIT	1,377,963	1,370,347	4,116,638	3,289,636

OPERATING EXPENSES
Selling	506,979	426,795	1,425,462	1,178,546
General and administrative	784,927	664,281	2,684,581	1,972,049

TOTAL OPERATING EXPENSES	1,291,906	1,091,076	4,110,043	3,150,595

INCOME FROM OPERATIONS	86,057	279,271	6,595	139,041
Interest income	1,864	2,864	9,772	6,336
Other income	2,989	4,863	11,093	33,987
Interest expense	(53,056)	(19,917)	(100,399)	(64,489)
Other expense	(29,723)	(5,793)	(39,360)	(14,155)
Gain on sale of subsidiaries	1,047,920	—	1,047,920	—

NET INCOME	$1,056,051	$261,288	$935,621	$100,720

Earnings per share of common stock:
BASIC:
Net income per share	$0.06	$0.01	$0.05	$0.01

Weighted average number of shares of common stock outstanding	18,812,347	18,899,435	18,870,406	18,896,540

DILUTED:
Net income per share	$0.06	$0.01	$0.05	$0.01

Weighted average number of shares of common stock and common stock equivalents outstanding	18,812,347	18,899,435	18,870,406	19,061,461

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Quarters Ended

	September 29, 2006	September 30, 2005

Cash flows from operating activities:
Net income	$935,621	$100,720

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash expenses related to issuance of stock to consultants	—	2,250
Depreciation	62,584	97,872
Bad debt expense	7,755	3,485
Gain on sale of subsidiaries	(1,047,920)	—
Inventory reserve	276,025	151,515
Changes in operating assets and liabilities:
Accounts receivable	117,961	(334,887)
Inventories	(135,776)	(124,970)
Prepaid expenses and other current assets	(253,827)	(45,800)
Accounts payable and accrued expenses	4,495	233,666
Deferred revenue	(738)	39,156
Accrued severance	199,500	—

Total adjustments	(769,941)	22,287

Net cash provided by operating activities	165,680	123,007

Cash flows provided by (used in) investing activities:
Proceeds from sale of subsidiaries	1,450,000	—
Cash sold in sale of subsidiaries	(669,934)	—
Expenditures for property and equipment	(55,490)	(18,492)

Net cash provided by (used in) investing activities:	724,576	(18,492)

Cash flows from financing activities:
Capital lease repayments	(5,650)	(14,398)
Proceeds (repayments) of line of credit - net	185,024	(12,339)
Principal payments of long term debt	(159,436)	(22,989)
Change in restricted cash	257,294	(5,780)

Net cash provided by (used in) financing activities	277,232	(55,506)

Net increase in cash	1,167,488	49,009
Cash - beginning of period	282,512	281,301

Cash - end of period	$1,450,000	$330,310

Cash paid for interest	$92,392	$75,491

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE QUARTERS ENDED SEPTEMBER 29, 2006

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim unaudited condensed consolidated financial statements and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and disclosures required for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the International Smart Sourcing, Inc. and Subsidiaries’ (the “Company” or “ISSI”) annual report on Form 10-KSB for the year ended December 30, 2005.  As disclosed in Note 2 below, the Company sold its operating subsidiaries on September 28, 2006.  Accordingly, the accompanying financial statements reflect the consolidated results of operations with such subsidiaries through the date of sale.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 29, 2006 and the results of operations and cash flows for the periods shown have been included.

The results of operations for the quarter and three quarters ended September 29, 2006, are not necessarily indicative of the results to be expected for the full year ending December 29, 2006.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which assumes continuity of operations and that assets will be realized and liabilities will be discharged in the normal course of business.

2.	SALE OF SUBSIDIARIES

On September 28, 2006, at the Annual Meeting of Stockholders of the Company, the stockholders of the Company voted in favor of a proposal to sell the capital shares of Electronic Hardware Corp., Smart Sourcing, Inc., and Compact Disc Packaging Corp., the three wholly owned subsidiaries of the Company (collectively, the “Subsidiaries”), to ISSI Holdings LLC (the “Transaction”) and approved and adopted the Stock Purchase Agreement by and between the Company and ISSI Holdings LLC, dated May 8, 2006, as amended (the “Stock Purchase Agreement”). ISSI Holdings LLC, a Delaware limited liability company, is majority owned and/or managed, by David Kassel, Harry Goodman, David Hale, Andrew Franzone, Steven Sgammato and Mark Mandel who were officers, directors, stockholders and/or consultants to the Company immediately prior to the closing of the Transaction.  The consent of the majority of the stockholders of the Company as well as the consent of the majority of the stockholders not affiliated with ISSI Holdings LLC was a requirement of the Stock Purchase Agreement and was obtained at the annual meeting of stockholders.

The closing of the transaction occurred immediately upon the conclusion of the annual meeting of stockholders.  Pursuant to the Stock Purchase Agreement, the Company sold to ISSI Holdings LLC all of the shares of the common stock of the Subsidiaries in exchange for: (i) the total sum of One Million Five Hundred Thousand ($1,500,000) Dollars, (ii) 7,925,000 shares of common stock of the Company owned by certain members and/or managers of ISSI Holdings LLC who were also officers and/or directors of the Company immediately prior to the closing of the Transaction and their spouses and (iii) assumption by ISSI Holdings LLC of certain other outstanding obligations of the Company.  As further consideration the Company will receive 50% of the net income of the Subsidiaries in excess of $1,200,000 for the period commencing January 1, 2006 and ending December 31, 2006, if any.  For the period ending January 1, 2006 through September 28, 2006, net income of the subsidiaries was approximately $814,000.  At the closing of the Transaction, ISSI Holdings LLC reduced the total cash delivered to the Company by $50,000.  The reduction of the cash paid at closing was to offset an increase in the outstanding balance of the line of credit assumed by ISSI Holdings LLC as a result of a certain liability of the Company.

The nature and amount of consideration received by the Company was negotiated by an independent committee of the Board of Directors (the “Board”) which consisted of Richard Peters and Michael Rakusin, the independent directors of the Board.  Additionally, Montauk Consulting, Inc. rendered an opinion on the Transaction and deemed the Transaction was fair to the noninterested stockholders.

The Company realized a gain of $1,047,920 on the sale of the Subsidiaries.  The Company received $1,450,000 in cash which was net of the $50,000 reduction, as described above.  The Company sold assets totaling $5,334,509 and liabilities of $3,218,179.  As noted above, the Company also received from certain stockholders/directors of the Company, who are also affiliates of ISSI Holdings LLC, 7,925,000 shares of stock, valued at $.21/share and are classified as treasury shares in the accompanying financial statements.  A summary of the assets and liabilities sold as part of the above transaction are as follows:

Cash	$669,934
Accounts receivable, net	1,793,358
Inventories, net	1,959,019
Prepaid expenses	431,148
Other assets	481,050

Total Assets	$5,334,509

Accounts payable and accrued expenses	$1,712,683
Line of credit	1,374,374
Other liabilities	131,122

Total liabilities	$3,218,179

Plan of Operations

Until the sale of the subsidiaries on September 28, 2006, the Company was a holding company and the shares of the Subsidiaries held by the Company constituted substantially all of the Company’s assets.  Accordingly, since the sale of the subsidiaries, the Company has existed as a shell company with no subsidiaries and no business operations.  The plan of operation of the Company is to seek a target company with which to merge or to complete a business combination.  In any transaction, it is expected that the Company would be the surviving legal entity and the stockholders of the Company would retain a percentage ownership interest in the post-transaction company.  The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company.  The Company may not be required to obtain stockholder approval prior to any such transaction.

The Company does not plan to restrict its search to any specific business, industry or geographic location, and it may participate in a business venture of virtually any kind or nature.

The Company may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company can give no assurance that any such a transaction will occur, or that if such a transaction were to occur, it would enhance the Company’s future operations or financial results, or specifically that the Company would become and remain profitable as a result of such transaction.

3.	SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year
The Company operates on a “52/53 Week” with reporting periods ending on the last Friday of the month.

The “Three quarters ended September 29, 2006” represents the period from December 31, 2005 to September 29, 2006.  The “Quarter ended September 29, 2006” represents the period from July 1, 2006 to September 29, 2006.  The “Three quarters ended September 30, 2005” represents the period from January 1, 2005 to September 30, 2005.  The “Quarter ended September 30, 2005” represents the period from June 25, 2005 to September 30, 2005.

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

Reclassifications

Certain accounts in the prior period’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s financial statements.  These reclassifications have no effect on previously reported income.

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

(ii)

In December 2004, the FASB finalized SFAS No. 123R “Share-Based Payment,” amending SFAS No. 123.  SFAS No. 123R was effective beginning the Company’s first quarter of fiscal 2006.  SFAS No. 123R requires the Company to expense stock options based on grant date fair value in its financial statements.  Further, the adoption of SFAS No. 123R requires additional accounting related to income tax effects and additional disclosure regarding cash flow effects resulting from share-based payment arrangements. The Company adopted the modified prospective transition method.  The adoption of SFAS 123R did not effect the Company’s financial position, results of operations, or cash flows, but may have an adverse impact on results of operations if options are granted in the future.  As of December 30, 2005, the Company had no unvested options. No options were granted during the quarter and three quarters ended September 29, 2006.

(iii)

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

(iv)

In June 2006, the FASB issued Interpretation No. 48, (Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109).  Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements.  Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods for income taxes, as well as the required disclosure and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the requirements of FIN 48.

(v)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 provides for using fair value to measure assets and liabilities.  In addition, this statement defines fair vale, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Where applicable, this statement simplifies and codifies related guidance with generally accepted accounting principles.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  The Company’s adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position and results of operations.

(vi)

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 becomes effective in fiscal year 2007.  Adoption of SAB 108 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

There was no charge or pro-forma charge for compensation for the quarter and three quarters ended September 29, 2006 and September 30, 2005, respectively since all options were fully vested as of December 31, 2004 and no options were granted subsequent to December 17, 2004.

On August 28, 2006, the Company sent a Notice of Termination of Stock Options to all option holders announcing the proposed sale of the Company.  Effective September 28, 2006, upon the sale of the Subsidiaries, all unexercised options were effectively terminated

4.	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

During the quarter and three quarters ended September 29, 2006, the Company had one customer that accounted for approximately 11% and 12%, respectively, of the Company’s net sales.

The Company relied on vendors from China for a significant amount of its manufacturing and outsourcing capabilities.  One vendor accounted for more than 10% of purchases by the Company.  Purchases from this supplier for the three quarters ended September 29, 2006 and September 30, 2005 approximated $4,720,877 (92%) and $3,343,815 (89%) of total purchases, respectively.

Purchases from this supplier for the quarters ended September 29, 2006 and September 30, 2005 approximated $1,809,301 (95%) and $1,428,416 (96%) of total purchases, respectively.

5.	SHIPPING AND HANDLING COSTS

The Company classifies EHC’s shipping and handling costs as a component of selling expenses. These costs are for shipping the product to the customer.  Shipping and handling costs were $169,911 and $120,034 for the three quarters ended September 29, 2006 and September 30, 2005, respectively.  Shipping and handling costs were $58,720 and $46,257 for the quarters ended September 29, 2006 and September 30, 2005, respectively.  EHC bills its customers directly for shipping and handling costs. The one exception to this is DSCP, where the Company includes shipping and handling costs in the piece price and does not bill for them directly.  SSI’s shipping and handling policy is customer driven.  The customer has the choice of including the shipping and handling costs into the piece price of the product, being billed separately for such costs, which are included in net sales or to pay the carrier directly. All of SSI’s shipping and handling costs are expensed as incurred and are included in cost of goods sold.

6.	RELATED PARTY TRANSACTIONS

The Company leased its premises in Farmingdale, N.Y. from K&G Realty is owned by David Kassel, a former CEO of the Company and shareholder of the Company prior to the sale of the subsidiaries and Harry Goodman, an officer and shareholder of the Company, prior to the sale of the subsidiaries as described in Note 2. Rent expense for the three quarters ended September 29, 2006 and September 30, 2005 was $161,460 and $154,773, respectively.  Rent expense for the quarters ended September 29, 2006 and September 30, 2005 was $53,820 and $51,591, respectively.

Sales during the three quarters ended September 29, 2006 and September 30, 2005 included $529,987 and $573,504, respectively to another company owned by two former officers/shareholders and the former CEO of the Company.  Gross profit on such sales was $67,402 and $55,577, respectively.  Sales during the quarters ended September 29, 2006 and September 30, 2005 included $66,382 and $221,971, respectively.  Gross profit on such sales was $24,050 and $23,698 for the quarters ended September 29, 2006 and September 30, 2005, respectively.

Ray Engineering Company Limited (“Rencol”), located in Bristol, United Kingdom is a knob, handle and hand wheel manufacturer. Rencol is owned by Rencol Acquisitions LLC which is owned by Mr. David Hale, Chairman and President of the Company,

Mr. David Kassel, former Director and CEO of the Company, Mr. Andrew Franzone, former Director and President of EHC and Mark Mandel, an accounting consultant to the Company. Rencol agreed to become a customer of SSI for its manufactured products sourced in China on the same terms and conditions as other customers of the Company for a period of at least two years.  During the three quarters ended September 29, 2006 and September 30, 2005, the Company charged Rencol a service fee of $67,500 and $48,000, respectively, which is included in net sales in the accompanying condensed consolidated statements of income.  During the quarter ended September 29, 2006 and September 30, 2005, the Company charged Rencol a service fee of $22,500 and $22,500, respectively.  EHC is the exclusive distributor of Rencol products in North America and Rencol is a distributor of EHC products for a two year period.  During the three quarters ended September 29, 2006 and September 30, 2005, the Company paid Rencol $112,500 and $0, respectively which is included in cost of goods sold in the accompanying condensed consolidated statements of operations. During the quarters ended September 29, 2006 and September 30, 2005, the Company paid Rencol $37,500 and $0, respectively.

On February 23, 2006, the Board of Directors terminated David Kassel as the Chief Executive Officer and an employee of the Company, effective immediately.  Pursuant to the Employment Agreement by and between David Kassel and the Company dated March 15, 1998, Mr. Kassel would have received salary and benefits until February 28, 2008.  The Company recorded severance expense of $335,366.  As of September 29, 2006, the Company had paid $135,866 of the total to be paid.  The Company was paying at an accelerated rate above the contractual rate provided for in the employment agreement.  As a result of the sale of the subsidiaries, the Company is no longer liable for the remaining unpaid balance owed Mr. Kassel pursuant to the Employment Agreement between Mr. Kassel and the Company.

The Company had unsubordinated loans from two officer/shareholders and one director/shareholder of the Company totaling $120,522.  These loans were previously subordinated under the agreement with People’s Bank and required the banks approval to make any payments.  As a result, the principal and interest payments were past due.  In August 2006, the Company repaid the principal and interest totaling approximately $146,000.

7.	LINE OF CREDIT

On July 29, 2003, the Company closed on a Revolving Line of Credit (“the line”) with People’s Bank (the “Bank”) with a maximum amount of borrowing of up to $1,500,000.

On April 25, 2006, the Company entered into an agreement with Citibank N.A. to provide the Company with a line of credit of up to $1,700,000 until June 30, 2006.  On May 18, 2006, the Company closed the deal with Citibank N.A. effectively terminating the agreement with People’s Bank.  The Company paid off the remaining balance of $596,374 to People’s Bank. On June 28, 2006, the Company signed an extension of the line until June 30, 2007.

On September 28, 2006, the Company’s obligations under the line of credit with Citibank N.A. were terminated in connection with the sale of the Subsidiaries.

The Company had unsubordinated loans to two officer/shareholders and one director/shareholder of the Company totaling $120,522.  These loans were previously subordinated under the agreement with People’s Bank and required the banks approval to make any payments.  As a result, the principal and interest payments were past due.  The Company repaid the principal and interest totaling approximately $146,000 on August 23, 2006.

8.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company views its operations as principally two segments: the manufacturing and distribution of injection molded plastic components (EHC) and the outsourcing of manufacturing of plastic, metal and electrical components and their assemblies (SSI).  The segments share a common workforce and office headquarters.  The Company also allocates overhead charges among the segments. Overhead items that are specifically identifiable to a particular segment are applied to such segment.  The Company’s segment information for the three quarters and quarters ended September 29, 2006 and September 30, 2005, is as follows:

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Three quarters ended September 29, 2006
Net Sales	$4,682,171	$6,016,106	$—	$10,698,277
Cost of Goods Sold	2,152,213	4,429,426	—	6,581,639

Gross Profit	$2,529,958	$1,586,680	$—	$4,116,638

Gross Profit %	54.0%	26.4%	—	38.5%

Segment Net Income	$652,325	$161,560	$121,736	$935,621

Segment assets	$—	$—	$1,500,000	$1,500,000

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Three quarters ended September 30, 2005
Net Sales	$4,050,182	$4,398,002	$—	$8,448,184
Cost of Goods Sold	1,912,501	3,246,047	—	5,158,548

Gross Profit	$2,137,681	$1,151,955	$—	$3,289,636

Gross Profit %	52.8%	26.2%	—	38.9%

Segment Net Income (Loss)	$577,836	$(10,706)	$(466,410)	$100,720

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Quarter ended September 29, 2006
Net Sales	$1,506,013	$2,003,693	$—	$3,509,706
Cost of Goods Sold	705,773	1,425,970	—	2,131,743

Gross Profit	$800,240	$577,723	$—	$1,377,963

Gross Profit %	53.1%	28.8%	—	39.3%

Segment Net Income	$121,501	$106,543	$828,007	$1,056,051

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Quarter ended September 30, 2005
Net Sales	$1,466,214	$1,715,978	$—	$3,182,192
Cost of Goods Sold	570,776	1,241,069	—	1,811,845

Gross Profit	$895,438	$474,909	$—	$1,370,347

Gross Profit %	61.1%	27.7%	—	43.1%

Segment Net Income (Loss)	$359,048	$44,212	$(141,972)	$261,288

9.	INCOME TAXES

The Company has a net operating loss carryforward for tax purposes as of September 29, 2006 expiring between the years 2010 through 2021.  Tax benefits from the utilization of net operating loss carryforwards will be recorded at such time and to such extent, they are assured beyond a reasonable doubt, as such, the resulting estimated net deferred tax asset as of September 29, 2006, has been offset by a corresponding valuation allowance.  Due to the sale of the subsidiaries (see Note 2), it is likely that the Company’s net operating loss carryforward will be decreased based on the portion of the net operating loss attributable to the subsidiaries.

10.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the same period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company.  For the three quarters and quarter ended September 29, 2006, the Company had approximately 3.8 million stock options and 7.4 million warrants, respectively, that were not included in the dilutive income per share calculation because the exercise price of these items was greater than the average market price of the common stock for the period.  For the three quarters and quarter ended September 30, 2005, the Company had approximately 2.6 million and 4.0 million stock options and approximately 9.0 million warrants, respectively, that were not included in the dilutive income per share calculation because the exercise price of these items was greater than the average market price of the common stock for the period.  As a result of the sale of the subsidiaries on September 28, 2006, all unexercised stock options were terminated.

11.	COMMITMENTS AND CONTINGENCIES

Electronic Hardware Corp. (“EHC”), a subsidiary of the Company prior to September 28, 2006, has been named as a defendant in a products liability action in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  The complaint seeks damages in an amount in excess of $15,000 and alleges that the Plaintiff incurred injuries as a result of a defective valve cap regulating the flow of propane gas to a barbeque unit.  The Company does not believe that it manufactured the alleged defective part in question.

Pursuant to the Stock Purchase Agreement dated May 8, 2006, as amended, ISSI Holdings  LLC will indemnify the Company for all claims and liabilities from operations of Electronic Hardware prior to September 28, 2006.  The Company itself is not a party to the aforementioned lawsuit.  However, in the event the Company were to be found liable for the alleged actions of EHC in such lawsuit, the Company would be entitled to full indemnification from ISSI Holdings, LLC.

On August 18, 2006, EHC received a subpoena which was issued by a grand jury of the United States District Court, Eastern District of New York, in connection with an investigation by the Office of the Inspector General of the U.S. Department of Defense.

Additionally, the subpoena requires that EHC provide documents, records and correspondence related to contracts between the Department of Defense and EHC during the period from January 1, 1999 to the present.  EHC intends to fully comply with the subpoena and cooperate with any Department of Defense Investigation.

Pursuant to the Stock Purchase Agreement dated as of May 8, 2006, as amended, ISSI Holdings LLC will indemnify the Company for all claims and liabilities resulting from operations of EHC prior to September 28, 2006.  In the event that the investigation by the Department of Defense were to result in any liability to the Company, the Company would be entitled to full indemnification from ISSI Holdings LLC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Sale of the Subsidiaries

On September 28, 2006, at the Annual Meeting of Stockholders of the Company, the stockholders of the Company voted in favor of a proposal to sell the capital shares of Electronic Hardware Corp., Smart Sourcing, Inc., and Compact Disc Packaging Corp., the three wholly owned subsidiaries of the Company (collectively, the “Subsidiaries”), to ISSI Holdings LLC (the “Transaction”) and approved and adopted the Stock Purchase Agreement by and between the Company and ISSI Holdings LLC, dated May 8, 2006, as amended (the “Stock Purchase Agreement”).  ISSI Holdings LLC, a Delaware limited liability company, is majority owned and/or managed, by David Kassel, Harry Goodman, David Hale, Andrew Franzone, Steven Sgammato and Mark Mandel who were officers, directors, stockholders and/or consultants to the Company immediately prior to the closing of the Transaction.  The consent of the majority of the stockholders of the Company as well as the consent of the majority of the stockholders not affiliated with ISSI Holdings LLC was a requirement of the Stock Purchase Agreement and was obtained at the annual meeting of stockholders.

The closing of the transaction occurred immediately upon the conclusion of the annual meeting of stockholders.  Pursuant to the Stock Purchase Agreement, the Company sold to ISSI Holdings LLC all of the shares of the common stock of the Subsidiaries in exchange for: (i) the total sum of One Million Five Hundred Thousand ($1,500,000) Dollars, (ii) 7,925,000 shares of common stock of the Company owned by certain members and/or managers of ISSI Holdings LLC who were also officers and/or directors of the Company immediately prior to the closing of the Transaction and their spouses and (iii) assumption by ISSI Holdings LLC of certain other outstanding obligations of the Company.  As further consideration the Company will receive 50% of the net income of the Subsidiaries in excess of $1,200,000 for the period commencing January 1, 2006 and ending December 31, 2006, if any.  For the period January 1, 2006 through September 28, 2006, net income of the subsidiaries was approximately $814,000.  At the closing of the Transaction, ISSI Holdings LLC reduced the total cash delivered to the Company by $50,000.  The reduction of the cash paid at closing was to offset an increase in the outstanding balance of the line of credit assumed by ISSI Holdings LLC as a result of a certain liability of the Company.

The nature and amount of consideration received by the Company was negotiated by an independent committee of the Board of Directors (the “Board”) which consisted of Richard Peters and Michael Rakusin, the independent directors of the Board.  Additionally, Montauk Consulting, Inc. rendered an opinion on the Transaction and deemed the Transaction was fair to the noninterested stockholders.

The Company realized a gain of $1,047,920 on the sale of the Subsidiaries.  The Company received $1,450,000 in cash which was net of the $50,000 reduction, as described above.  The Company sold assets totaling $5,334,509 and liabilities of $3,218,179.  As noted above, the Company also received from certain stockholders/directors of the Company, who are also affiliates of ISSI Holdings LLC, 7,925,000 shares of stock, valued at $.21/share and are classified as treasury shares in the accompanying financial statements.

Plan of Operations

Until the sale of the subsidiaries on September 28, 2006, the Company was a holding company and the shares of the Subsidiaries held by the Company constituted substantially all of the Company’s assets.  Accordingly, since the sale of the subsidiaries, the Company has existed as a shell company with no subsidiaries and no business operations.  The plan of operation of the Company is to seek a target company with which to merge or to complete a business combination.  In any transaction, it is expected that the Company would be the surviving legal entity and the stockholders of the Company would retain a percentage ownership interest in the post-transaction company.  The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company.  The Company may not be required to obtain stockholder approval prior to any such transaction.

The Company does not plan to restrict its search to any specific business, industry or geographic location, and it may participate in a business venture of virtually any kind or nature. This discussion of its plan for acquiring an operating business is purposefully general, and it is not meant to be restrictive of the virtually unlimited discretion to search for and enter into potential business opportunities.

The Company may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company can give no assurance that any such a transaction will occur, or that if such a transaction were to occur, it would enhance the Company’s future operations or financial results, or specifically that the Company would become and remain profitable as a result of such transaction.

The Executive Officers and Directors of the Company at the present time are as follows:

David Hale	Chairman and President
Richard Peters	Secretary and Director
Michael Rakusin	Chief Financial Officer and Director

The Subsidiaries Prior to September 28, 2006

Prior to the sale of the sale of Subsidiaries on September 28, 2006, the following existed as subsidiaries of the Company:

Electronic Hardware Corporation (“EHC”) was a subsidiary that had over 35 years of experience in the design, marketing and manufacture of injection molded plastic components used in industrial, consumer, and military products.  It also offered secondary operations on molded products.  Services such as hand painting, pad printing, hot stamping and engraving were provided at a customer’s request.  EHC represented the Company’s manufacturing and distribution segment.

Smart Sourcing, Inc. (formerly International Plastic Technologies, Inc.)  (“SSI”) specialized in assisting companies in reducing their cost of manufacturing by outsourcing to China.  Through offices in the United States and China, SSI put in place the system necessary to simplify the transition of moving work to China.  SSI’s product specialization included tooling, injection molding and secondary operations, castings, mechanical assemblies, electronic manufacturing services and metal stampings.  SSI represented the Company’s outsourcing segment.

Compact Disc Packaging Corp. (“CDP”) has been an inactive subsidiary since 2001.  Its business was the manufacturing, marketing and sale of a compact disc packaging system.

RESULTS OF OPERATIONS

For the three quarters ended September 29, 2006 compared to the three quarters ended September 30, 2005:

NET SALES

Net sales for the three quarters ended September 29, 2006 were $10,698,277 compared to sales of $8,448,184 for the three quarters ended September 30, 2005. The increase of $2,250,093 or 26.6% was attributed to an increase in sales to existing customers for both EHC and SSI and sales to new customers in SSI.  Net sales for EHC for the three quarters ended September 29, 2006 were $4,682,171 compared to sales of $4,050,182 for the three quarters ended September 30, 2005.  The increase in sales for EHC is due to increased commercial sales.  SSI had sales of $6,016,106 for the three quarters ended September 29, 2006 compared to sales of $4,398,002 for the three quarters ended September 30, 2005.   SSI’s sales increased due to increased sales to its existing customer base in the ordinary course of business and sales to new customers resulting from increased marketing efforts.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the three quarters ended September 29, 2006 of 38.5%, as compared to 38.9% experienced during the three quarters ended September 30, 2005.  This decrease of .4% can be attributed to the fact that SSI comprised a greater percentage of total sales than EHC.  SSI sales are sold at a significantly less gross profit than EHC.  EHC had a gross profit of 54.0% for the three quarters ended September 29, 2006 compared to 52.8% for the three quarters ended September 30, 2005.  This increase can be attributed to more products being purchased from China at lower prices.  SSI had a gross profit of 26.4% for the three quarters ended September 29, 2006 compared to 26.2% for the three quarters ended September 30, 2005.  The increase can be attributed to an increase in Value Added Tax (“VAT”) refunds.  VAT Refunds are provided by the Chinese government for goods manufactured in China and exported out of China.

OPERATING EXPENSES

Selling

Selling expenses for the three quarters ended September 29, 2006 were $1,425,462 as compared to $1,178,546 for the three quarters ended September 30, 2005.   The increase of $246,916 or 21.0% for the period is primarily attributable to an increase in sales salaries due to additional salesmen, commissions, consulting expenses and advertising expenses.  Sales salaries increased approximately $72,000, commissions increased by $10,000, consulting increased by $35,000 and advertising by $43,000.  EHC’s selling expenses for the three quarters ended September 29, 2006 were $800,825 compared to $577,408 for the three quarters ended September 30, 2005.  The increase is due to an increase in freight, advertising, sales salaries and commissions due to additional salesmen.  Freight increased by approximately $50,000, advertising by $30,000, sales salaries by $71,000 and commissions by $10,000.  SSI’s selling expenses for the three quarters ended September 29, 2006 were $595,145 compared to $561,485 for the three quarters ended September 30, 2005.  The increase was primarily due to increased advertising, consulting and commissions.  Advertising increased by approximately $6,000, consulting by $31,000 and commissions by $7,500.  ISSI’s selling expenses for the three quarters ended September 29, 2006 were $29,492 compared to $39,653 for the three quarters ended September 30, 2005.  The decrease was due to decreased investor relations expenses of approximately $16,000 offset by small increases in other expenses.

General, and Administrative Expenses

General and administrative expenses for the three quarters ended September 29, 2006 were $2,684,581 as compared to $1,972,049 for the three quarters ended September 30, 2005.  The increase of $712,532 or 36.1% for the period is primarily attributable to an increase in office expense, severance expense and legal and accounting fees.  Office expense increased approximately $36,000, severance by $334,000, legal by $216,000 and accounting fees by $37,000.  EHC’s general and administrative expenses for the three quarters ended September 29, 2006 were $816,774 compared to $848,095 for the three quarters ended September 30, 2005.  The decrease of $31,321 can be attributed to a decrease in officer’s salaries of approximately $63,000 offset by small increases in various other expenses.  SSI’s general and administrative expenses for the three quarters ended September 29, 2006 were $827,361 compared to $598,404 for the three quarters ended September 30, 2005.  The increase was attributed to increased staff expenses, office expenses and rent expense due to an increase in office space in China.  Staff expenses increased approximately $112,000, office by $35,000 and rent expense by $46,000.  ISSI’s general and administrative expenses for the three quarters ended September 29, 2006 were $1,040,309 compared to $525,404 for the three quarters ended September 30, 2005.  The increase was primarily due to an increase in legal fees and accounting fees in connection with the sale of the subsidiaries and severance expense relating to the departure of an officer.  Legal fees increased by approximately $184,000, accounting by $38,000 and severance expense by $334,000.

RESULTS OF OPERATIONS

For the quarter ended September 29, 2006 compared to the quarter ended September 30, 2005:

NET SALES

Net sales for the quarter ended September 29, 2006 were $3,509,706 compared to sales of $3,182,192 for the quarter ended September 30, 2005. The increase of $327,514 or 10.3% is due to an increase in sales to existing customers and sales to new customers.  Net sales for EHC for the quarter ended September 29, 2006 were $1,506,013 compared to sales of $1,466,214 for the quarter ended September 30, 2005.  The increase in sales for EHC is due to increased commercial sales.  SSI had sales of $2,003,693 for the quarter ended September 29, 2006 compared to sales of $1,715,978 for the quarter ended September 30, 2005.  SSI’s sales increased due to increased sales to its existing customer base in the ordinary course of business and sales to new customers resulting from increased marketing efforts.

GROSS PROFITS

The Company realized an overall gross profit margin percentage for the quarter ended September 29, 2006 of 39.3%, as compared to 43.1% experienced during the quarter ended September 30, 2005.    This decrease of 3.8% can be attributed to the increase in reserve for inventory.  In addition, SSI sales account for a greater percentage of overall sales than EHC and the gross profit percentage is much lower on these products.   EHC had a gross profit of 53.1% for the quarter ended September 29, 2006 compared to 61.1% for the quarter ended September 30, 2005.  The decrease can be attributable to the reserve for inventory.  SSI had a gross profit of 28.8% for the quarter ended September 29, 2006 compared to 27.7% for the quarter ended September 30, 2005.   The increase of 1.1% was due to an increase in VAT rebates received from China.

OPERATING EXPENSES

Selling

Selling expenses for the quarter ended September 29, 2006 were $506,979 as compared to $426,795 for the quarter ended September 30, 2005.   The increase of $80,184 or 18.8% for the period is primarily attributable to an increase in sales salaries due to additional salesmen, consulting, advertising and travel expenses.  Sales salaries increased by approximately $31,000, consulting by $14,000, advertising by $10,000 and travel expenses by $5,500.  EHC’s selling expenses for the quarter ended September 29, 2006 were $302,479 compared to $206,783 for the quarter ended September 30, 2005.  The increase was due to an increase in sales salaries due to additional salesmen, freight, advertising, and travel expenses.   Sales salaries increased by approximately $36,000, freight by $12,000, advertising by $10,000 and travel expense by $27,000.  SSI’s selling expenses for the quarter ended September 29, 2006 were $192,541 compared to $209,394 for the quarter ended September 30, 2005.  The decrease is due to decreased travel expenses of approximately $20,000 offset by small increases in other expenses.

General, and Administrative Expenses

General and administrative expenses for the quarter ended September 29, 2006 were $784,927 as compared to $664,281 for the quarter ended September 30, 2005.  The increase of $120,646 or 18.2% for the period is primarily attributable to an increase in legal and accounting fees.  Legal fees increased approximately $98,000 and accounting fees by $20,000.  EHC’s general and administrative expenses for the quarter ended September 29, 2006 were $285,049 compared to $293,673 for the quarter ended September 30, 2005.  The decrease can be attributed to a decrease in officer’s salaries expenses of approximately $39,000 offset by small increases in other various expenses.  SSI’s general and administrative expenses for the quarter ended September 29, 2006 were $274,120 compared to $220,497 for the quarter ended September 30, 2005.  The increase was attributed to increased staff expenses and office expenses in China resulting from an increase in office space.  Staff expenses increased by approximately $30,000 and office expenses in China by $6,000.  ISSI’s general and administrative expenses for the quarter ended September 29, 2006 were $225,758 compared to $150,102 for the quarter ended September 30, 2005.  The increase is due to an increase in legal and accounting fees in connection with the sale of the subsidiaries.  Legal fees increased approximately $55,000 and accounting fees by $20,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s total assets as of September 29, 2006 were $1,500,000, which is comprised of $1,450,000 cash and a $50,000 receivable.  The Company has no current liabilities.  The only foreseeable cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission, evaluating and reviewing possible business ventures and acquisition opportunities and potentially negotiating and consummating any such transactions.  The Company believes that it has sufficient cash on hand to meet these cash requirements.

Prior to September 28, 2006, the Company’s liquidity needs arose from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company’s primary source of liquidity was cash flow generated internally from operations.  The Company’s cash increased to $1,450,000 at September 29, 2006 from $282,512 at December 30, 2005.

Cash flow provided by operating activities was $165,680 for the three quarters ended September 29, 2006 which included a net income of $1,648,871.The decrease in accounts receivable is the result of increased collections of receivables during the three quarters ended September 29, 2006. The net increase in inventory results from additional inventory en route from China offset by a reserve of approximately $276,000 for obsolete inventory. The increase in prepaid expenses and other current assets is a result of a good faith deposit in the amount of $50,000 given for the potential acquisition of Charter Fabrics and additional deposits placed and costs associated with tooling and production orders in process that were not completed at September 29, 2006.  On July 28, 2006, the Company terminated the letter of intent with Charter Fabrics, Inc. and the good faith deposit will be returned in full within 60 days upon Charter Fabrics, Inc. receiving a written request for it to be returned.  The increase in accrued severance expense was due to the Company recording severance expense of $335,366 related to the termination of Mr. Kassel, as disclosed in Note 7, net of repayments of $135,866 of the severance due as of September 29, 2006.  Cash provided by investing activities for the three quarters ended September 29, 2006 was $724,576, which consisted primarily of cash received from the sale of the subsidiaries.

Net cash provided by financing activities for the three quarters ended September 29, 2006 was $277,232. Cash of $ 159,436 was used to make principal payments on loans payable to certain insiders of the Company and $5,650 was used to make capital lease repayments.  During the three quarters ended September 29, 2006, the Company had borrowed from the Citibank line of credit approximately $185,000.

On April 25, 2006, the Company entered into an agreement with Citibank N.A. to provide the Company with a line of credit of up to $1,700,000.  On May 18, 2006, the Company closed the deal with Citibank N.A. effectively terminating the agreement with People’s Bank.  The Company paid off the remaining balance of $596,374 to People’s Bank.

On September 28, 2006, the line of credit with Citibank N.A. was terminated in connection with the sale of the Subsidiaries.

CAUTIONARY FACTORS REGARDING FUTURE OPERATING RESULTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 29, 2006  and for the quarter and three quarters then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in out annual report of Form 10-KSB for 2005.

Certain statements contained in this report, including, without limitation, statements containing the words, “likely”, “forecast”, “project”, “believe”, “anticipate”, “expect”, and other words of similar meaning, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance, or achievements expressed or implied by such forward-looking statements.  Given these uncertainties, readers are cautioned not to place undue reliance on such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.  In addition to forward-looking statements contained in this Form 10-QSB, the following forward-looking factors could cause our future results to differ materially from our forward-looking statements: competition, capital resources, credit resources and funding.

The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

ITEM 3.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation and the material weaknesses described below, our Principal Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-QSB our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time period.  Additionally, the Company’s  principal executive officers and principal financial officers have concluded that such controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that the Company files or submits under the Act is accumulated and communicated to management of the Company, including the  Company’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control over Financial Reporting

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

One such material weakness is the lack of necessary accounting resources to ensure consistently complete and accurate reporting of financial information.  As a result, the Company experienced an inventory valuation error and a sales cutoff adjustment which were corrected by the Company prior to filing and a lack of complete disclosure of a related party transaction related to Rencol in the relevant reports filed by the Company with the SEC.

During the first quarter of 2005, our independent public accountants identified a lack of complete disclosure in reporting of financial information in respect to certain related party transactions.

In 2004, the Company commenced a due diligence examination in connection with preliminary discussions to acquire Rencol but ultimately concluded that it was not able to proceed with the acquisition. Upon the decision of the Company to terminate discussions to acquire Rencol, a group of investors, including Mr. Hale, Mr. Franzone, Mr. Kassel, and Mr. Mandel, acquired Rencol through Rencol Acquisitions, LLC.  Rencol Acquisitions, LLC agreed to reimburse the Company for all expenses incurred in the Company’s pursuit of the acquisition of Rencol.  In March 2005, Rencol Acquisitions, LLC paid the Company approximately $161,000 for the Company’s expenses incurred by the Company as a result of its pursuit of the acquisition of Rencol. This sum was included in the Company’s prepaid expenses and other current assets as of December 31, 2004.  While the Company disclosed the financial information surrounding the reimbursement, it had not provided complete disclosure with respect to the related nature of the transaction.

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

Additionally, in December 2005, the Company directly shipped products from China to a customer.  It is the general practice of the Company to invoice the customer once it confirms receipt of the goods by the customer.  Due to the holidays, the Company was unable to obtain confirmation from the customer that the goods were received until after the end of the fiscal year.  The Company billed the customer for the shipment in 2006 and an adjustment was made to record the sale in the proper period.

The Company does not employ a full time in-house controller or chief financial officer. Consequently, the financial reporting function is decentralized and the effectiveness of the disclosure control procedures for financial reporting are limited. Commencing on September 28, 2006, David Hale ceased to be the Acting Chief Financial Officer and the Company employed Michael Rakusin as the Chief Financial Officer, on a part time basis.  In order to further correct this deficiency upon the conclusion of an acquisition, management plans to seek additional qualified in house accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter.  The Company is not presently conducting any operations and does not anticipate conducting operations prior to an acquisition.

We believe that for reasons described above, after the conclusion of an acquisition, we will be able to improve our disclosure controls and procedures and remedy the material weaknesses identified above. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. We believe that these new management plans related to controls and procedures will provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with GAAP under management’s direction and that financial records are reliable to prepare financial statements.

Changes in Internal Controls over Financial Reporting

Subsequent to the sale of its subsidiaries on September 28, 2006, the Company is a shell company with three officers/directors who are responsible for its financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

EHC, a subsidiary of the Company until September 28, 2006, was named as a defendant in a products liability action in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  The complaint seeks damages in an amount in excess of $15,000 and alleges that the Plaintiff incurred injuries as a result of a defective valve cap regulating the flow of propane gas to a barbeque unit.  EHC does not believe that it manufactured the alleged defective part in question.

Pursuant to the Stock Purchase Agreement dated as of May 8, 2006, as amended, ISSI Holdings will indemnify the Company for all claims and liabilities resulting from operations of EHC prior to September 28, 2006.  The Company itself is not a party to the aforementioned lawsuit.  However, in the event the Company were to be found liable for the alleged actions of EHC in the lawsuit, the Company would be entitled to full indemnification from ISSI Holdings LLC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on September 28, 2006. Of the 18,899,435 shares issued and outstanding as of the record date, 18,226,763 shares were voted at the Annual Meeting.

At the Annual Meeting, the Stockholders of the Company voted in favor of a proposal to sell the capital shares of Electronic Hardware Corp., Smart Sourcing, Inc., and Compact Disc Packaging Corp., the three wholly owned subsidiaries of the Company (collectively, the “Subsidiaries”), to ISSI Holdings LLC (the “Transaction”) and approved and adopted the Stock Purchase Agreement by and between the Company and ISSI Holdings LLC, dated May 8, 2006, as amended (the “Stock Purchase Agreement”).

There were 16,120,895 votes recorded in favor of the Transaction and the approval and adoption of the Stock Purchase Agreement, 735,844 votes recorded against the Transaction and the approval and adoption of the Stock Purchase Agreement, 0 abstentions and 1,370,024 shares not voted. Additionally, the Stock Purchase Agreement provided that a favorable vote of the majority of the shares of common stock held by noninterested stockholders was required in order to approve the Transcation. There were 8,320,395 votes of the noninterested Stockholders recorded in favor of the Transaction.

Additionally at the Annual Meeting, the Company’s stockholders voted to elect Andrew Franzone, Harry Goodman, David Hale, Richard Peters and Michael Rakusin to serve as directors of the Company until the 2007 Annual Meeting of Shareholders and their respective successors are duly elected and qualified.  There were 15,824,163 votes recorded in favor of David Hale, Andrew Franzone and Harry Goodman and 528,100 votes were withheld.  There were 15,893,263 in favor of Richard Peters and Michael Rakusin and 458,500 votes were withheld.

In connection with the sale of the subsidiaries, Andrew Franzone and Harry Goodman resigned as directors of the Company on September 28, 2006.

ITEM 5.	OTHER INFORMATION

On August 18, 2006, EHC, a subsidiary of the Company prior September 28, 2006, received a subpoena which was issued by a grand jury of the United States District Court, Eastern District of New York, in connection with an investigation by the Office of the Inspector General of the U.S. Department of Defense.

Additionally, the subpoena requires that EHC provide documents, records and correspondence related to contracts between the Department of Defense and EHC during the period from January 1, 1999 to the present.  EHC intends to fully comply with the subpoena and cooperate with any Department of Defense Investigation.

Pursuant to the Stock Purchase Agreement dated as of May 8, 2006, as amended, ISSI Holdings will indemnify for all claims and liabilities resulting from operations of EHC prior to September 28, 2006. In the event that the investigation by the Department of Defense were to result in any liability to the Company, the Company would be entitled to full indemnification from ISSI Holdings LLC.

ITEM 6.	EXHIBITS

Exhibits:

31.1	Rule 13a – 14(a)/15d – 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Rule 13a – 14(a)/15d – 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SMART SOURCING, INC.

Date: November 13, 2006	/S/ David Hale

David Hale
Chairman, President
(principal executive officer)

Date: November 13, 2006	/S/ Michael Rakusin

Michael Rakusin
Chief Financial Officer