Form 10KSB
period 2006-12-29
INTERNATIONAL SMART SOURCING INC
filed 2007-03-29
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 29, 2006

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

Yes ☒	No ☐

The issuer’s net sales for the most recent fiscal year were $10,698,277.
The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 23, 2007 was approximately $1,646,000.   As of March 23, 2007, the Registrant had 18,899,435 shares of its Common Stock, $0.001 par value, issued and 10,974,435 outstanding. (Certain shareholders of the Company had returned a total of 7,925,000 shares in connection with the sale of the subsidiaries, which have been returned to Treasury.)

Part I

Item 1. Description of Business.

The Company

Prior to the sale of the subsidiaries of International Smart Sourcing, Inc. on September 28, 2006, as described below, the Company was organized as a holding company for its three wholly owned subsidiaries (collectively, “ISS” or the “Company”):

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

Sale of the Subsidiaries

On September 28, 2006, at the Annual Meeting of Shareholders of the Company, the shareholders of the Company voted in favor of a proposal to sell all of the outstanding common stock of EHC, SSI, and CDP, the three wholly owned subsidiaries of the Company (collectively, the “Subsidiaries”), to ISSI Holdings LLC (the “Transaction”) and approved and adopted the Stock Purchase Agreement by and between the Company and ISSI Holdings LLC, dated May 8, 2006, as amended (the “Stock Purchase Agreement”).  ISSI Holdings LLC, a Delaware limited liability company, is majority owned and/or managed, by David Kassel, Harry Goodman, David Hale, Andrew Franzone, Steven Sgammato and Mark Mandel who were officers, directors, shareholders and/or consultants to the Company immediately prior to the closing of the Transaction.  The consent of the majority of the shareholders of the Company as well as the consent of the majority of the stockholders not affiliated with ISSI Holdings LLC were requirements of the Stock Purchase Agreement and were obtained at the Annual Meeting of Shareholders.

The closing of the Transaction occurred immediately upon the conclusion of the Annual Meeting of Shareholders.  Pursuant to the Stock Purchase Agreement, the Company sold to ISSI Holdings LLC all of the shares of the common stock of the Subsidiaries in exchange for: (i) the total sum of One Million Five Hundred Thousand ($1,500,000) Dollars, (ii) 7,925,000 shares of common stock of the Company owned by certain members and/or managers of ISSI Holdings LLC who were also officers and/or directors of the Company immediately prior to the closing of the Transaction and their spouses and (iii) assumption by ISSI Holdings LLC of certain outstanding obligations of the Company.  As further consideration the Company would have received 50% of the net income of the Subsidiaries in excess of $1,200,000 for the period commencing January 1, 2006 and ending December 31, 2006.  The management of ISSI Holdings LLC has represented that the income of the Subsidiaries did not exceed $1,200,000 for the year ended

December 31, 2006.  At the closing of the Transaction, ISSI Holdings LLC reduced the total cash delivered to the Company by $50,000.  The reduction of the cash paid at the closing was to offset an increase in the outstanding balance of the line of credit assumed by ISSI Holdings LLC as a result of a certain liability of the Company.

The nature and amount of consideration received by the Company was negotiated by an independent committee of the Board of Directors (the “Board”) which consisted of Richard Peters and Michael Rakusin, the independent directors of the Board.  Additionally, Montauk Consulting, Inc. rendered an opinion on the Transaction and deemed the Transaction to be fair to the noninterested stockholders.

The Company realized a gain of $1,047,920 on the sale of the Subsidiaries.  The Company received $1,450,000 in cash which was net of the $50,000 reduction, as described above.  The Company sold assets totaling $5,334,509 and liabilities of $3,218,179.  As noted above, the Company also received from certain stockholders/directors of the Company, who are also affiliates of ISSI Holdings LLC, 7,925,000 shares of stock, valued at $1,664,250 and are classified as treasury shares in the accompanying financial statements.  The shares were valued at $.21 per share, which represented the weighted average market value of the common stock for the three days before and after the Transaction was agreed to and announced.

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

The Company may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

The Subsidiaries Prior to September 28, 2006

Prior to the sale of the sale of Subsidiaries on September 28, 2006, the following existed as Subsidiaries of the Company:

EHC was a subsidiary that had over 35 years of experience in the design, marketing and manufacture of injection molded plastic components used in industrial, consumer, and military products.  It also offered secondary operations on molded products.  Services such as hand painting, pad printing, hot stamping and engraving were provided at a customer’s request.  EHC represented the Company’s manufacturing and distribution segment.

SSI (formerly International Plastic Technologies, Inc.)  specialized in assisting companies in reducing their cost of manufacturing by outsourcing to China.  Through offices in the United States and China, SSI put in place the system necessary to simplify the transition of moving work to China.  SSI’s product specialization included tooling, injection molding and secondary operations, castings, mechanical assemblies, electronic manufacturing services and metal stampings.  SSI represented the Company’s outsourcing segment.

CDP had been an inactive subsidiary since 2001.  Its business was the manufacturing, marketing and sale of a compact disc packaging system.

Segment Information

Segment information is set forth in Note 11 to the Consolidated Financial Statements referred to in the “Financial Statements” section hereof and incorporated herein by reference.

Item 2. Description of Property.

Prior to the Transaction, the Company leased its premises in Farmingdale, New York from K&G Realty, which is owned by David Kassel, a former CEO of the Company and shareholder of the Company prior to the sale of the Subsidiaries and Harry Goodman, an officer and shareholder of the Company, prior to the sale of the Subsidiaries, as described above.

The Company currently maintains offices at the premises in Farmingdale, New York but has not entered into a lease agreement with K&G Realty for such premises.

Item 3. Legal Proceedings.

Legal Actions

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

Regulatory Actions

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 29, 2006.

Part II

Item 5. Market for Common Equity and Related Shareholder Matters.

We completed our initial public offering pursuant to a Registration Statement on Form SB-2 Registration No. 333-48701, declared effective on April 23, 1999.   As of March 23, 2007, we had issued 18,899,435 shares of common stock, $.001 par value, of which 10,974,435  are outstanding.  Our common stock is traded on the NASDAQ Over the Counter Bulletin Board under the symbol ISSG.

The following table sets forth the high and low bid prices for the common stock as reported on the NASDAQ Over the Counter Bulletin Board. The high and low bid prices reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock Sale Prices

Fiscal 2006	High	Low

First Quarter	0.35	0.23
Second Quarter	0.34	0.18
Third Quarter	0.21	0.14
Fourth Quarter	0.18	0.12

	Common Stock Sale Prices

Fiscal 2005	High	Low

First Quarter	0.75	0.36
Second Quarter	0.54	0.26
Third Quarter	0.40	0.15
Fourth Quarter	0.35	0.23

On March 23, 2007, based on the records of Continental Stock Transfer and Trust Company, there were approximately 119 holders of record but 214 beneficial holders of the Company’s 10,974,435 outstanding shares of common stock.

On March 23, 2007, the last sale price of the Common Stock as reported on the NASDAQ Bulletin Board, was $ 0.15 per share.

Common Stock

On December 8, 2004, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing the total number of authorized shares to 101,000,000, consisting of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock.

On December 10, 2004, the Company paid a four hundred (400%) percent stock dividend of four shares for every one share of common stock (the “Stock Dividend”).  The effect of the Stock Dividend was a 5 for 1 stock split of the common stock of the Company.  All share and per share amounts included in this Form 10-KSB have been retroactively restated throughout this Form 10-KSB.

On September 28, 2006, as a result of the sale of the Subsidiaries, 7,925,000 shares of the Company’s common stock were received by the Company from certain stockholders/directors and returned to the Company’s treasury.

Warrants

The Company currently has 1,427,400 common stock purchase warrants outstanding which were issued by the Company as follows:

1,427,400 warrants remain of the 1,437,500 warrants issued in the initial public offering of the Company in April 1999 (“IPO Warrants”).  In 2001, 10,100 IPO Warrants were exercised.

IPO Warrants

In 1999, 1,437,500 IPO Warrants were issued in connection with the initial public offering of the Company.  The IPO Warrants were originally exercisable for one share of common stock each at an exercise price of $5.00 per share.  The IPO Warrants were originally set to expire on April 23, 2005.  On March 16, 2005, the board of directors voted to extend the expiration date for the IPO Warrants until April 23, 2007.

The number of shares underlying the IPO Warrants was adjusted due to the issuance of 333,334 shares of common stock and 53,334 warrants in connection with a Private Placement in 2000. As adjusted, each remaining IPO Warrant was exercisable for 1.030928 shares at an exercise price of $4.85 per share.  All of the IPO Warrants were exercisable collectively for 1,471,546 shares of common stock.

On December 10, 2004, the Company paid a stock dividend.  As a result of the stock dividend, the IPO Warrants were further adjusted.  Each of the 1,427,400 IPO Warrants was exercisable for 5.1546378 shares at an exercise price of $4.85 per warrant or .97 per each share.  Accordingly, at the time, all of the IPO Warrants were exercisable collectively for a total of 7,357,733 shares of common stock.

On December 4, 2006, the Company reduced the total exercise price of each IPO Warrant from $4.85 to $1.03092756 (i.e., $0.20 per share of common stock).  As a result, each IPO Warrant now entitles the holder of the IPO Warrant to purchase 5.1546378 shares of our common stock at a total price of $1.03092756.  We have extended the expiration date of the Warrants by three years, from April 23, 2007 until April 23, 2010.  The other terms of the IPO Warrants have not been changed.   Accordingly, all of the IPO Warrants collectively, may be exercised for a total of 7,357,733 shares of common stock at a collective price of $1,471,546.

Consultant Warrants

In 2001, the Company issued 25,000 warrants to a consultant (“Consultant Warrant”) of the Company as compensation.  Each Consultant Warrant was exercisable for one share of common stock at an exercise price of $3.50 per share.  The Consultant Warrants expired on April 10, 2006.

Registration of Shares Underlying the IPO Warrants

The registration for the shares of common stock issuable upon exercise of the IPO Warrants and the underwriter warrants expired in April 2001.  On September 27, 2004, the Securities and Exchange Commission declared effective the registration statement for the common stock issuable upon the exercise of the IPO Warrants.

Subsequently, the Company has complied with the blue sky registration requirements or appropriate exemptions in New York, New Jersey, Connecticut and Texas.  Accordingly, at the present time, the IPO Warrants may be exercised in New York, New Jersey, Connecticut and Texas.

Options

On August 28, 2006, the Company sent a Notice of Termination of Stock Options to all option holders announcing the proposed sale of the Subsidiaries.  Effective September 28, 2006, upon the sale of the Subsidiaries, all unexercised options were effectively terminated.

Dividend Policy

We intend, for the foreseeable future, to retain future earnings for use in our business. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this Annual Report.  This discussion includes forward-looking statements that involve risk and uncertainties.  The following financial information for the years ended December 29, 2006 and December 30, 2005 should be considered with the knowledge that due to the sale of the Subsidiaries on September 28, 2006, there were no sales and significantly reduced expenses during the fourth quarter of 2006.  The Company operated as a shell company with only administrative expenses from September 29, 2006 through December 29, 2006.

Sale of the Subsidiaries

On September 28, 2006, at the Annual Meeting of Shareholders of the Company, the shareholders of the Company voted in favor of the Transaction to sell the Subsidiaries to ISSI Holdings LLC.  ISSI Holdings LLC, a Delaware limited liability company, is majority owned and/or managed, by David Kassel, Harry Goodman, David Hale, Andrew Franzone, Steven Sgammato and Mark Mandel who were officers, directors, shareholders and/or consultants to the Company immediately prior to the closing of the Transaction.  The consent of the majority of the stockholders of the Company as well as the consent of the majority of the shareholders not affiliated with ISSI Holdings LLC was a requirement of the Stock Purchase Agreement and was obtained at the Annual Meeting of Shareholders.

The closing of the Transaction occurred immediately upon the conclusion of the Annual Meeting of Shareholders.  Pursuant to the Stock Purchase Agreement, the Company sold to ISSI Holdings LLC all of the shares of the common stock of the Subsidiaries in exchange for: (i) the total sum of One Million Five

Hundred Thousand ($1,500,000) Dollars, (ii) 7,925,000 shares of common stock of the Company owned by certain members and/or managers of ISSI Holdings LLC who were also officers and/or directors of the Company immediately prior to the closing of the Transaction and their spouses and (iii) assumption by ISSI Holdings LLC of certain other outstanding obligations of the Company.  As further consideration the Company would have received 50% of the net income of the Subsidiaries in excess of $1,200,000 for the period commencing January 1, 2006 and ending December 31, 2006.  The management of ISSI Holdings LLC has represented that the income of the Subsidiaries did not exceed $1,200,000 for the year ended December 31, 2006.  At the closing of the Transaction, ISSI Holdings LLC reduced the total cash delivered to the Company by $50,000.  The reduction of the cash paid at the closing was to offset an increase in the outstanding balance of the line of credit assumed by ISSI Holdings LLC as a result of a certain liability of the Company.

The nature and amount of consideration received by the Company was negotiated by an independent committee of the Board.  Additionally, Montauk Consulting, Inc. rendered an opinion on the Transaction and deemed the Transaction was fair to the noninterested stockholders.

The Company realized a gain of $1,047,920 on the sale of the Subsidiaries.  The Company received $1,450,000 in cash which was net of the $50,000 reduction, as described above.  The Company sold assets totaling $5,334,509 and liabilities of $3,218,179.  As noted above, the Company also received from certain shareholders/directors of the Company, who are also affiliates or shareholders of ISSI Holdings LLC, 7,925,000 shares of stock, valued at $1,664,250 and are classified as treasury shares in the accompanying financial statements.  The shares were valued at $.21 per share, which represented the weighted average market value of the common stock for the three days before and after the Transaction was agreed to and announced.

Plan of Operations

Until the sale of the Subsidiaries on September 28, 2006, the Company was a holding company and the shares of the Subsidiaries held by the Company constituted substantially all of the Company’s assets.  Accordingly, since the sale of the Subsidiaries, the Company has existed as a shell company with no subsidiaries and no business operations.  The plan of operation of the Company is to seek a target company with which to merge or to complete a business combination.  In any transaction, it is expected that the Company would be the surviving legal entity and the shareholders of the Company would retain a percentage ownership interest in the post-transaction company.  The amount of the retained equity ownership by our shareholders will be negotiated by our management and the target company.

The Company does not plan to restrict its search to any specific business, industry or geographic location, and it may participate in a business venture of virtually any kind or nature.

The Company may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

Results of Operations

For the year ended December 29, 2006 compared to the year ended December 30, 2005:
For the year ended December 29, 2006, amounts presented are for operations prior to the sale of the Subsidiaries on September 28, 2006, except were indicated.

Net Sales

Net Sales for the year ended December 29, 2006 were $10,698,277, as compared to net sales of $12,187,621 for the year ended December 30, 2005.  The decrease is a result of the sale of all of the Subsidiaries on September 28, 2006 and the fact that the Company became a shell with no operations as of such date.  Net sales for the three quarters ended September 29, 2006 were $10,698,277 compared to sales of $8,448,184 for the three quarters ended September 30, 2005. The increase of $2,250,093 or 26.6% was attributed to an increase in sales to existing customers for both EHC and SSI and sales to new customers in SSI.  Net sales for EHC for the three quarters ended September 29, 2006 were $4,682,171 compared to sales of $4,050,182 for the three quarters ended September 30, 2005.  The increase in sales for EHC is due to increased commercial sales.  SSI had sales of $6,016,106 for the three quarters ended September 29, 2006 compared to sales of $4,398,002 for the three quarters ended September 30, 2005.   SSI’s sales increased due to increased sales to its existing customer base in the ordinary course of business and sales to new customers resulting from increased marketing efforts.

Gross Profits

The Company realized an overall gross profit margin percentage for the year ended December 29, 2006 of 38.5%, which represents a slight increase from the 38.3% gross profit earned during the year ended December 30, 2005.  EHC realized a 54.0% gross profit percentage for the year ended December 29, 2006 consistent with 53.9% realized for the year ended December 30, 2005.  SSI realized a 26.4% gross profit percentage for the year ended December 29, 2006 compared to 24.8% for the year ended December 30, 2005

Selling

Selling expenses for the year ended December 29, 2006 were $1,425,838 as compared to $1,572,696 for the year ended December 30, 2005.  The decrease was due to decreased investor relations expenses and the sale of the subsidiaries noted above.  EHC’s selling expenses for the year ended December 29, 2006 were $800,825 compared to $826,628 for the year ended December 30, 2005.  SSI’s selling expenses for the year ended December 29, 2006 were $595,145 compared to $679,959 for the year ended December 30, 2005.  ISSI’s selling expenses were $29,868 compared to $66,109 for the year ended December 30, 2005.

General and Administrative Expenses

General and administrative expenses for the year ended December 29, 2006 were $2,751,064 as compared to $2,735,794 for the year ended December 30, 2005. The increase was principally due to legal expenses increasing by approximately $180,000, accounting fees increasing by $13,000 and severance expense increasing by $334,000.  This increase occurred despite the sale of the Subsidiaries on September 28, 2006.  The increases were primarily due to an increase in legal fees and accounting fees in connection with the sale of the Subsidiaries and severance expenses relating to the departure of an officer.  EHC’s general and administrative expenses for the year ended December 29, 2006 were $816,774 compared to $1,180,886 for the year ended December 30, 2005.  SSI’s general and administrative expenses for the year ended December 29, 2006 were $827,361 compared to $835,428 for the year ended December 30, 2005.  ISSI’s general and administrative expenses for the year ended December 29, 2006 were $1,106,792 compared to $719,334 for the year ended December 30, 2005.  ISSI’s general and administrative expenses for the quarter ended December 29, 2006 were $66,483.  This consists mainly of legal and accounting expenses related to the sale of the Subsidiaries.

Income Tax

The sale of the Subsidiaries resulted in a minimal tax liability.  Also as a result of the sale, the primary deferred tax asset and the net operating loss (“NOL’) cease to exist and the entire valuation allowance has been eliminated.

Liquidity and Capital Resources

The Company’s total assets as of December 29, 2006 were $1,478,847, which is comprised of $828,847 cash, a $600,000 certificate of deposit and a $50,000 receivable.  The Company has approximately $55,000 in current liabilities which consist of mainly of legal bills and a tax liability.  We presently anticipate that cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission, evaluating and reviewing possible business ventures and acquisition opportunities and potentially negotiating and consummating any such transactions.  The Company believes that it has sufficient cash on hand to meet these cash requirements.

Prior to September 28, 2006, the Company’s liquidity needs arose from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company’s primary source of liquidity was cash flow generated internally from operations and from borrowings and sales of securities.  The Company’s cash increased to $828,847 at December 29, 2006 from $282,512 at December 30, 2005.

Cash flow provided by operating activities was $144,527 for the year ended December 29, 2006 which included net income of $859,072.  Cash flows provided by operating activities was $175,204 for the year ended December 30, 2005 which included net income of $302,590.

Cash provided by investing activities for the year ended December 29, 2006 was $124,576, which consisted primarily of cash received from the sale of the Subsidiaries offset by cash of $600,000 used to purchase a certificate of deposit.

Net cash provided by financing activities for the year ended December 29, 2006 was $277,232. Cash of $159,436 was used to make principal payments on loans payable to certain insiders of the Company and $5,650 was used to make capital lease repayments.  Through September 29, 2006, the Company had borrowed from a Citibank N.A. (“Citibank”) line of credit approximately $185,000.

On April 25, 2006, the Company entered into an agreement with Citibank to provide the Company with a line of credit of up to $1,700,000.  On May 18, 2006, the Company closed the deal with Citibank terminating a line of credit agreement with People’s Bank.  The Company paid off the remaining balance of $596,374 to People’s Bank.

On September 28, 2006, in connection with the sale of the Subsidiaries the line of credit with Citibank was terminated and all outstanding amounts were repaid.

Cautionary Factors Regarding Future Operating Results

The matters discussed in this Form 10-KSB other than historical material are forward-looking statements.  Any such forward-looking statements are based on current expectations of future events and are subject to risks and uncertainties which could cause actual results to vary materially from those indicated.  Actual results could differ due to a number of factors, including negative developments relating to unforeseen delays in completing a business combination or merger. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

Critical Accounting Policies or Estimate

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Preparation of the statements in accordance with these principles require that we make estimates, using available data and our judgment for such things as valuing assets, accruing liabilities, and estimating expenses.  The following is a list of what we feel are the most critical estimations that we make when preparing the financial statements.

Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Accounts Receivable – Allowance for Doubtful Accounts

Prior to the sale of the Subsidiaries on September 28, 2006, we routinely reviewed our accounts receivable by customer account aging to determine the collectibility of the accounts based on information we receive from the customer, past history, and economic conditions.  In doing so, we adjusted our allowance accordingly to reflect the cumulative amount that we felt was uncollectible.  After September 28, 2006, the Company exists as a shell company and has no accounts receivable.

Inventories – Slow Moving and Obsolescence

Prior to the sale of the Subsidiaries on September 28, 2006, we estimated and reserved amounts related to slow moving and obsolete inventories that result from changing market conditions.  We developed our estimates based on the quantity and quality of individual classes of inventory compared to historical and projected sales trends.  Inventory, prior to the sale of the subsidiaries on September 28, 2006, had been reduced by a reserve of $276,025, based on our assessment of probable exposure related to excess and obsolete inventories.  Major uncertainties in our estimation process included future industry and economic trends, future needs of our customers, our ability to retain or replace our customer base, and other competitive changes in the market place.  After September 28, 2006, the Company has existed as a shell company and has no inventory.

Item 7. Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in accounting principles or disagreements with the auditors regarding applications of any accounting principles as of December 29, 2006.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation and the material weaknesses described below, our Principal Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-KSB our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time period.  Additionally, the Company’s  Principal Executive Officers and Principal Financial Officer have concluded that such controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that the Company files or submits under the Act is accumulated and communicated to management of the Company, including the  Company’s respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with section 16(a) of the Exchange Act.

Information Regarding the Directors

Name	Age	Position

David Hale	61	Chairman, President and Former Chief Executive Officer (principal executive officer)

Richard A. Peters (1)(2)(3)	69	Director, Secretary

Michael S. Rakusin (1)(2)(3)	51	Director, Chief Financial Officer

(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Nominating Committee.

David Hale served as President and Chief Operating Officer of the Company since April 2002.  In 2005 Mr. Hale became the chairman of the Company and in 2006, he became the Chief Executive Officer.  Mr. Hale commenced employment at the Company in October 1999 as Director of Operations and became Chief Operating Officer in May 2001.  Mr. Hale is a manager and shareholder of Rencol Acquisitions LLC, a holding company which owns a knobs, handles and wheels manufacturer located in the United Kingdom.

Richard A. Peters has served as the Secretary of the Company since September 28, 2006.  Mr. Peters has over forty years experience in business, development, marketing and management consulting.  His product areas of expertise include data storage, telecommunications, computer graphics and software.  Mr. Peters was the Vice President of World Wide Channel Marketing at Quantum Corporation in Milpitas, California from April 1998 until his retirement in February 2001.  Mr. Peters lived and worked in Asia, Europe and South America for twelve years.  He led acquisition teams, strategic partnerships and product introductions.

Michael S. Rakusin has served as Chief Financial Officer of the Company since September 28, 2006.  Mr. Rakusin is the President of 54 Pearl Street Associates, a restaurant management holding company. Mr. Rakusin is also a certified public accountant and currently maintains an active accounting and tax practice. He also has extensive experience as a builder of single family homes. Mr. Rakusin previously served as Chief Executive Officer of Echo Springs Water Co., Inc., a distributor of bottled water.  Michael Rakusin has been designated as the Audit Committee Financial Expert by the Company.

Information Regarding Executive Officers

The names, ages and positions of each of the executive officers of the Company, as well as a description of their business experience and past employment, are as set forth below:

Name	Age	Position

David Hale	61	Chairman, President (principal executive officer)

Richard A. Peters	69	Director, Secretary

Michael S. Rakusin	51	Director, Chief Financial Officer

For biographical information regarding all of the above officers and former officers see “Information Regarding the Directors”

CORPORATE GOVERNANCE

Meetings of the Board

During fiscal 2006, the Board of Directors of the Company met six (6) times in person or via conference call and conducted business via unanimous written consent on eleven (11) other occasions.  During fiscal 2006 each director attended at least 75% of the aggregate of(i) the total number of meetings of the Board of Directors (held during the period for which such director served on the Board of Directors) and (ii) the total number of meetings of all committees of the Board of Directors on which such director served (during the periods for which such director served on such committee or committees).

Board Committees

The Board of Directors of the Company has established a compensation committee (the “Compensation Committee”), an audit committee (the “Audit Committee”0, and a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”).

The Compensation Committee.  The Compensation Committee consists of Richard Peters and Michael Rakusin.  The Compensation Committee determines the salaries and bonuses of the Company’s executive officers.

The Audit Committee.  Mr. Peters and Mr. Rakusin serve as members of the Audit Committee.  The Company has determined that Mr. Rakusin qualifies as an “audit committee financial expert” under applicable SEC regulations.  The Audit Committee has the responsibilities set forth in the Audit Committee Charter, including appointing auditors, preapproving all auditing services, reviewing the audited financial statements and other financial disclosures, and overseeing the accounting and audit functions of the Company.  The Audit Committee reports its findings to the Board of Directors.  At the present time, no members of the audit committee are independent.  The Charter of the Audit Committee is attached as Appendix D of the definitive proxy statement dated August 28, 2006.

Nominating and Corporate Governance Committee.  The members of the Nominating Committee are Richard Peters and Michael Rakusin.  The Nominating Committee is responsible for making recommendations to the Board of Directors of persons to serve as directors of the Company and as chairman and members of committees of the Board of Directors.  The Nominating Committee is also responsible for certain corporate governance practices, including the development of ethical conduct standards for our directors, officers and employees and an annual evaluation to determine whether the Board of Directors and its committees are functioning effectively.

The Nominating Committee expects to identify nominees to serve as directors of the Company primarily by accepting and considering the suggestions and nominee recommendations made by directors, management and stockholders.  The Nominating Committee has not established specific minimum qualifications for recommended nominees.  However, as a matter of practice, the Nominating Committee does evaluate recommended nominees for directors based on their integrity, judgment, independence, financial and business acumen, relevant experience, and their ability to represent and act on behalf of all stockholders, as well as the needs of the Board of Directors.  In general, the Nominating Committee would expect to re-nominate incumbent directors who express an interest in continuing to serve on the Board.

The Charter of the Nominating and Corporate Governance Committee can be found as Appendix E of the definitive proxy statement dated August 28, 2006.

Code of Business Conduct and Ethics

The Board of Directors has also adopted a Code of Business Conduct and Ethics, which can be found in Appendix F of the definitive proxy statement dated August 28, 2006. The Code of Business Conduct and Ethics will be provided without charge, upon request to the Company at the following address: International Smart Sourcing, Inc., 320 Broad Hollow Road, Farmingdale, New York 11735, Attention: David Hale.

Section 16(a) Reporting

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and NASDAQ. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of such reports provided to the Company and written representations that no other reports were required during, or with respect to, the year ended December 30, 2005 (“Fiscal 2005”), all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners have been satisfied.

Item 10. Executive Compensation.

Executive Compensation

Summary Compensation Table. The following table sets forth cash compensation paid or accrued during the indicated periods to the Company’s Chief Executive Officer and the Company’s other Executive Officers whose total salary and bonus exceeded $100,000 during the year ended December 29, 2006 (“Fiscal 2006”) (collectively, the “Named Executive Officers”). No other Executive Officers received compensation in excess of $ 100,000 during Fiscal 2006.

SUMMARY COMPENSATION TABLE

		Salary in Dollars	Bonus in Dollars	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

David Kassel	2006	159,900	—	—	5,805	165,705
Former Chief Executive Officer	2005	205,200	25,000	—	14,296	244,296
Andrew Franzone	2006	138,645	—	—	21,114	159,759
Former President of EHC	2005	197,685	25,000	—	28,206	250,891
David Hale	2006	120,500	—	—	15,706	136,206
Chairman, President and former Chief Operating Officer	2005	157,650	25,000	—	19,008	201,658
Steven Sgammato	2006	97,617	—	—	13,581	111,198
Former General Manager of EHC	2005	144,930	—	—	16,106	161,036
Michael Rakusin	2006	—	—	—	—	—
Director and Chief Financial Officer	2005	—	—	—	—	—

Year-End Option Holdings. On August 28, 2006, the Company sent a Notice of Termination of Stock Options to all option holders announcing the proposed sale of the Subsidiaries.  Effective September 28, 2006, upon the sale of the Subsidiaries, all unexercised options were effectively terminated.

Employment Agreements

The Company entered into executive employment agreements as of March 15, 1998 with Andrew Franzone, David Kassel and Harry Goodman each an “Executive”. The terms of each of the employment agreements would have ended on March 2, 2008 (the “Term”). The annual base salaries of Messrs. Franzone, Kassel and Goodman under their employment agreements were $125,000, $100,000 and $100,000, respectively, with annual salary adjustments equal to the greater of 5% or the increase in the Consumer Price Index.

Each Executive was entitled to fringe benefits and an annual bonus to be determined by the Compensation Committee of the Board of Directors. Each Executive could have been terminated for cause (as defined in the employment agreements) with all future compensation ceasing. If the Executive died during the Term or is unable to competently and continuously perform the duties assigned to him because of ill health or other disability (as defined in the employment agreements), the Executive or the Executive’s estate or beneficiaries would have been entitled to full compensation for three years following the date thereof. If the executive was terminated without cause, the executive would have been entitled to full compensation for the remainder of the Term. If the Executive resigned, his compensation ceased as of the date of his resignation. During the period of employment and for two years thereafter the Executives are prohibited from competing with the Company; provided, however, that the Executives may provide services to other noncompeting businesses. In order for a restrictive covenant to be enforceable under applicable state law, the covenant must be limited in terms of scope and duration. While the Company believes that the covenants in the employment contracts are enforceable, there can be no assurance that a court will declare them enforceable under particular circumstances.

Mr. Kassel’s employment was terminated without cause on February 24, 2006. As a result, he was entitled to full compensation for the remainder of the Term.  On September 28, 2006, as a result of the sale of the Subsidiaries, the Company is no longer responsible for payment of the remaining unpaid balance owed Mr. Kassel pursuant to the Employment Agreement between Mr. Kassel and the Company.

In connection with the Transaction on September 28, 2006, Mr. Goodman and Mr. Franzone resigned as officers of the Company.  The Company has no severance payment obligations with respect to the resignations of Messrs. Goodman or Franzone.

Compensation of Directors

Prior to September 28, 2006, Directors of the Company who were also employees received no additional compensation for their service as directors and non employee Directors of the Company received a fee of $500 a month for serving on the Board of Directors and reimbursement of reasonable expenses incurred in attending meetings.  At the present time, all directors of the Company receive $500 a month for serving on the Board of Directors as well as reimbursement of reasonable expenses incurred in attending meetings.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation	Changes in Pension Value and Nonqualified Compensation Earnings	All Other Compensation	Total ($)

David Hale	1,500	—	—	—	—	—	1,500
Richard Peters	6,000	—	—	—	—	—	6,000
Michael Rakusin	6,000	—	—	—	—	—	6,000

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

SECURITY OWNERSHIP OF MANAGEMENT
AND CERTAIN BENEFICIAL OWNERS

The following table sets forth as of March 1, 2007 certain information regarding the beneficial ownership of Common Stock by (i) each person or “group” (as that term is defined in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each executive officer of the Company, (iii) each director and Nominee and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes, based on information furnished by such persons, that each person listed below has sole voting and investment power over the shares of common stock shown as beneficially owned, subject to community property laws, where applicable. Beneficial ownership is determined under the rules of the SEC and includes any shares which the person has the right to acquire within 60 days after March 1, 2007 through the exercise of any stock option or other right.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Owned(1)

Common	H.T. Ardinger, Jr.	10,643,145 (1)(2)	66.73
Common	Donald E. Adams	1,063,500 (3)	9.69
Common	David Hale	500	(4)
Common	All directors and executive officers as a group	500	(4)

(1)	Number of Shares as set forth on the Form SC 13G filed on February 14, 2007.
(2)	Includes 965,000 warrants to purchase a total of 4,974,225 shares of common stock exercisable within 60 days of February 1, 2007.
(3)	Number of Shares as set forth on the Form SC 13G filed on March 13, 2006.
(4)	Less than 1 percent

Item 12. Certain Relationships and Related Transactions.

Officer Loans

The Company had unsubordinated loans from David Kassel, Andrew Franzone and Harry Goodman, all former officers/shareholders of the Company totaling $120,522.  These loans were previously subordinated under the agreement with People’s Bank and required the bank’s approval to make any payments.  As a result, the principal and interest payments were past due.  In August 2006, the Company repaid all outstanding principal and interest totaling approximately $146,000.

Affiliated Transactions

Allen Field Company

EHC, a subsidiary of the Company prior to September 28, 2006 and Allen Field Company (“AFC”) entered into an engineering consulting and services agreement with the Company on a fee for service basis. The terms of such agreement have expired but EHC and AFC have continued to operate under the terms of the Agreement. Under the agreement, (a) EHC had the exclusive right to manufacture or contract for the manufacturing of certain AFC products on a time and materials basis, and (b) EHC will not develop products in the following lines other than for AFC: (i) point of sale display items; and (ii) cabinet and furniture plastic hardware. The Company believes the terms and consideration of this agreement were no less favorable to the Company than agreements with similar unrelated third party companies. The President of AFC, Andrew Franzone Jr., is the son of the former President of EHC. The shares of AFC are owned by Messrs. Kassel, Franzone and Goodman.

The Company recorded sales to AFC during the years ended December 29, 2006 and December 30, 2005 of $530,000 and $730,000, respectively. Gross profit on such sales was approximately $67,000 and $53,000 for the years ended December 29, 2006 and December 30, 2005, respectively.

Rencol Acquisitions, LLC

Messrs. Kassel, Hale, Franzone, Mandel (a consultant to the Company) and certain other unrelated parties are owners and managers of Rencol Acquisitions, LLC, a limited liability company which purchased Ray Engineering Company Limited (“Rencol”) in February 2005. Rencol is a knob, handle and hand wheel manufacturer located in Bristol, United Kingdom.

The Company’s former subsidiary, EHC is now the exclusive distributor of Rencol products in North America and Rencol is a distributor of EHC products. Rencol Acquisitions, LLC is a customer of the Company on the same terms and conditions as other customers of the Company.

Item 13. Exhibits.

(A) Exhibits (Numbered in accordance with item 601 of regulation S-B)

Exhibit No.	Description of Exhibit

3.1

Certificate of Incorporation of International Plastic Technologies Inc. and Amendment to the Certificate of Incorporation dated December 7, 1998 (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective April 23, 1999.)

3.2	Amendment to the Certificate of Incorporation of International Smart Sourcing dated June 19, 2000 (Incorporated by reference to Exhibit 3.1 to the Report of Form 10-QSB filed on August 15, 2000.)

3.3	Amendment to the Certificate of Incorporation of International Smart Sourcing dated December 8, 2004 (Incorporated by reference to Exhibit A to the Definitive 14C filed on November 15, 2004.)

3.4

By-Laws of International Plastic Technologies, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration Statement 333-48701 declared effective on April 23, 1999.)

3.5	Amendment of the By-Laws of International Smart Sourcing, Inc. dated as of October 14, 2004 (Incorporated by reference to Exhibit B to the Definitive 14C filed on November 15, 2004.)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Statement on Form SB-2 (registration Statement No. 333-48701 declared effective on April 23, 1999.)

4.2	Form of Warrant Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

4.3

Form of Warrant Agreement between the Company and Continental Stock Transfer and Trust Company (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective on April 23, 1999.)

4.4

Amendment 1 to the Warrant Agreement between the Company and Continental Stock and Trust Company dated as of April 20, 2005 (Incorporated by reference to Exhibit 4.1 to the 8-K filed on April 20, 1005.)

4.5

Amendment 2 to the Warrant Agreement between the Company and Continental Stock and Trust Company dated as of December 4, 2006 (Incorporated by reference to Exhibit 4.1 to the 8-K filed on December 5, 2006.)

23.1	Independent Registered Public Accounting Firm’s Consent

31.1	Rule 13a – 14(a)/15d – 14(a) certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a – 14(a)/15d – 14(a) certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services.

Audit Firm Fee Summary

During fiscal years ended December 29, 2006 and December 30, 2005, the Company retained Marcum Kliegman LLP to provide services in the categories and amounts listed below.

The Audit Committee of the Company preapproved all of the audit fees and other related fees for Fiscal Years 2006 and 2005 in accordance with the procedures established by the Audit Committee in its charter.

Set forth below is a description of the fees for professional audit services rendered by Marcum & Kliegman LLP for the audit of our financial statements and review of our interim financial statements for 2005 and 2006, and fees for other services rendered by Marcum & Kliegman LLP for 2005 and 2006.

Fee Category	Fiscal Fees 2006	Fiscal Fees 2005

Audit Fees	$141,000	$90,825
Audit Related Fees	12,700	—
Tax Fees	5,200	—
All Other Fees	—	—

Total Fees	$158,900	$90,825

Audit Fees

Marcum Kliegman LLP billed the Company an aggregate of approximately $141,000 in fees for professional services rendered in connection with the audit of the Company’s financial statements for the most recent fiscal year and financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB during the fiscal year ended December 29, 2006. Marcum Kliegman LLP billed the Company an aggregate of approximately $90,825 in fees for professional services rendered in connection with the audit of the Company’s financial statements for fiscal year 2005 and financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB during the fiscal year ended December 30, 2005.

Audit Related Fees

The Company engaged Marcum & Kliegman LLP for audit related services for the fiscal year ending December 29, 2006 related to the filing of the Company’s Proxy Statement.  Marcum & Kliegman LLP billed the Company an aggregate amount of $12,700 for work related to the filing of the Proxy for the fiscal year ending December 29, 2006.  The Company did not engage Marcum & Kliegman LLP for audit related services for the fiscal year ending December 30, 2005.

Tax Fees

The Company engaged Marcum & Kliegman LLP for professional services relating to tax compliance, tax advice, or tax planning for the fiscal year ending December 29, 2006. Marcum & Kliegman LLP billed the Company an aggregate amount of $5,200 in fees for professional services relating to the potential tax consequences of the sale of the Subsidiaries for the fiscal year ending December 29, 2006.  The Company did not engage Marcum & Kliegman LLP for tax services during the fiscal year ending December 30, 2005.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SMART SOURCING, INC.

March 28, 2007	/s/ David Hale

Date	David Hale
Chairman, President (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Hale	Chairman of the Board	March 28, 2007
of Directors, President
(principal executive officer)

/s/ Richard Peters	Secretary, Director	March 28, 2007

/s/ Michael Rakusin	Chief Financial Officer, Director	March 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
International Smart Sourcing, Inc.
Farmingdale, New York

We have audited the accompanying balance sheet of International Smart Sourcing, Inc. (the “Company”), as of December 29, 2006 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the fiscal years ended December 29, 2006 and December 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Smart Sourcing, Inc. as of December 29, 2006, and the consolidated results of its operations and its cash flows for the fiscal years ended December 29, 2006 and December 30, 2005, in conformity with United States generally accepted accounting principles.

As discussed in Note 2, on September 28, 2006, the Company sold its three wholly owned operating subsidiaries to a group which is associated with former management of the Company.  Since the sale of the Subsidiaries, the Company has existed as a shell company.

/s/Marcum & Kliegman LLP

Marcum & Kliegman LLP
New York, New York
February 14, 2007

INTERNATIONAL SMART SOURCING, INC.

BALANCE SHEET

DECEMBER 29, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$828,847
Certificate of deposit	600,000
Note Receivable	50,000

TOTAL ASSETS	$1,478,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$45,171
Income taxes payable	10,227

TOTAL LIABILITIES	55,398

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding	—
Common Stock, $0.001 par value, 100,000,000 shares authorized, 18,899,435 issued and 10,974,435 outstanding	18,899
Additional paid-in capital	8,239,495
Accumulated deficit	(5,170,695)

3,087,699
Less: Treasury Stock, at cost, 7,925,000 shares	(1,664,250)

TOTAL SHAREHOLDERS’ EQUITY	1,423,449

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,478,847

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Fiscal Years Ended

	December 29, 2006	December 30, 2005

NET SALES	$10,698,277	$12,187,621
COST OF GOODS SOLD	6,581,639	7,523,392

GROSS PROFIT	4,116,638	4,664,229

OPERATING EXPENSES
Selling	1,425,838	1,572,696
General and administrative	2,751,064	2,735,794

TOTAL OPERATING EXPENSES	4,176,902	4,308,490

(LOSS) INCOME FROM OPERATIONS	(60,264)	355,739
OTHER INCOME (EXPENSE)
Interest income	10,307	8,506
Other income	11,093	42,638
Interest expense	(100,399)	—
Other expenses	(39,358)	(85,823)
Gain on sale of Subsidiaries	1,047,920	(18,470)

TOTAL OTHER INCOME (EXPENSE)	929,563	(53,149)

INCOME BEFORE PROVISION FOR INCOME TAX	869,299	302,590
Income tax	(10,227)	—

NET INCOME	$859,072	$302,590

Earnings per share of common stock:
BASIC:
Net income per share	$0.05	$0.02

Weighted average number of shares of common stock outstanding	16,896,413	18,897,320

DILUTED:
Net income per share	$0.05	$0.02

Weighted average number of shares of common stock and common stock equivalents outstanding	16,896,413	19,024,792

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital
						Accumulated Deficit
	Shares	Amount	Shares	Amount			Total

Balance - January 1, 2005	18,894,435	$18,894	—	$—	$8,237,250	$(6,332,357)	$1,923,787
Common stock issued for services	5,000	5	—	—	2,245		2,250
Net income	—	—	—	—	—	302,590	302,590

Balance - December 30, 2005	18,899,435	18,899	—	—	8,239,495	(6,029,767)	2,228,627
Shares reacquired pursuant to stock purchase agreement	—	—	(7,925,000)	(1,664,250)	—	—	(1,664,250)
Net income	—	—	—	—	—	859,072	859,072

Balance - December 29, 2006	18,899,435	$18,899	$(7,925,000)	$(1,664,250)	8,239,495	$(5,170,695)	$1,423,449

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended

	December 29, 2006	December 30, 2005

Cash flows from operating activities:
Net income	$859,072	$302,590

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash expenses related to issuance of stock to consultants	—	2,250
Depreciation and amortization	62,584	125,774
Bad debt expense	7,755	6,034
Gain on sales of subsidiaries	(1,047,920)	—
Inventory reserve	276,025	185,666
Changes in operating assets and liabilities:
Accounts receivable	117,961	(983,476)
Inventories	(135,776)	(241,786)
Prepaid expenses and other current assets	(253,827)	49,404
Accounts payable and accrued expenses	49,664	437,664
Accrued severance	199,500	—
Deferred revenue	(738)	(59,324)
Income taxes payable	10,227	—

Total adjustments	(714,545)	(477,794)

Net cash provided by (used in)operating activities	144,527	(175,204)

Cash flows provided by (used in) investing activities:
Proceeds from sale of Subsidiaries	1,450,000	—
Cash sold in sale of Subsidaries	(669,934)	—
Expenditures for property and equipment	(55,490)	(26,195)
Purchase of certificate of deposit	(600,000)	—

Net cash provided by (used in) investing activities	124,576	(26,195)

Cash flows from financing activities:
Capital lease payments	(5,650)	(17,401)
Proceeds of line of credit - net	185,024	258,249
Principal payments of long-term debt	(159,436)	(30,924)
Change in restricted cash	257,294	(7,314)

Net cash provided by financing activities	277,232	202,610

Net increase in cash and cash equivalents	546,335	1,211
Cash and cash equivalents - beginning of year	282,512	281,301

Cash and cash equivalents - end of year	$828,847	$282,512

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$93,646	$76,118

Cash paid during the year for taxes	$—	$—

Noncash financing information:
On September 28, 2006, as part of the sale of the subsidiaries, the Company assumed a $50,000 note receivable from Charter Fabrics Inc.
On October 31, 2006, the Company accepted a promissory note from Charter Fabrics Inc in the amount of $50,000 for the amount due.
See Note 2, for the entire sale transaction, which is mostly non-cash.

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 29, 2006 and December 30, 2005

1.	BASIS OF PRESENTATION

International Smart Sourcing, Inc. (“ISS or the Company”) was incorporated in February 1998 in Delaware as a holding company for the purpose of acquiring the common stock of Electronic Hardware Corp. (“EHC”) and Compact Disc Packaging Corp., (“CDP”), an inactive corporation, in connection with an initial public offering of ISS’s stock (the “Offering”), which was successfully completed in April of 1999. On May 7, 1999 ISS formed a company called Smart Sourcing Inc. (“SSI”), a Delaware corporation.  EHC manufactured, distributed and warehoused, knobs, dials and pointers.  SSI specialized in assisting companies in reducing their cost of manufacturing by outsourcing manufacturing in China.

The Company specialized in the out-sourcing of manufacturing and the manufacturing of injection molded plastic components, products and assemblies. The Company performed the manufacturing and outsourcing functions for its customers, through its United States facilities and through its outsourcing contacts and offices in the People’s Republic of China.

As discussed further in Note 2, on September 28, 2006, the Company sold the operating Subsidiaries, EHC, CDP and SSI (collectively, the “Subsidiaries”).  Accordingly, the accompanying financial statements reflect the consolidated results of operations with such Subsidiaries through the date of sale.  The Company is currently operating as a shell company with no active operations.

2.	SALE OF SUBSIDIARIES AND PLAN OF OPERATIONS

Sale of the Subsidiaries

On September 28, 2006, at the Annual Meeting of Shareholders of the Company, the shareholders of the Company voted in favor of a proposal to sell the common stock of the Subsidiaries, to ISSI Holdings LLC (the “Transaction”) and approved and adopted the Stock Purchase Agreement by and between the Company and ISSI Holdings LLC, dated May 8, 2006, as amended (the “Stock Purchase Agreement”).  ISSI Holdings LLC is majority owned and/or managed, by David Kassel, Harry Goodman, David Hale, Andrew Franzone, Steven Sgammato and Mark Mandel who were officers, directors, shareholders and/or consultants to the Company immediately prior to the closing of the Transaction.  The consent of the majority of the shareholders of the Company as well as the consent of the majority of the shareholders not affiliated with ISSI Holdings LLC was a requirement of the Stock Purchase Agreement and was obtained at the Annual Meeting of Shareholders.

The closing of the Transaction occurred immediately upon the conclusion of the Annual Meeting of Shareholders.  Pursuant to the Stock Purchase Agreement, the Company sold to ISSI Holdings LLC all of the shares of the common stock of the Subsidiaries in exchange for: (i) $1,500,000, (ii) 7,925,000 shares of common stock of the Company owned by certain members and/or managers of ISSI Holdings LLC who were also officers and/or directors of the Company immediately prior to the closing of the Transaction and their spouses and (iii) assumption by ISSI Holdings LLC of certain other outstanding obligations of the Company.  As further consideration the Company would have received 50% of the net income of the Subsidiaries in excess of $1,200,000 for the period commencing January 1, 2006 and ending December 31, 2006.  The management of ISSI Holdings LLC has represented that the net income of the Subsidiaries did not exceed $1,200,000 for the year ended December 31, 2006.  At the closing of the Transaction, ISSI Holdings LLC reduced the total cash delivered to the Company by $50,000.  The reduction of the cash paid at the closing was to offset an increase in the outstanding balance of the line of credit assumed by ISSI Holdings LLC as a result of a certain liability of the Company.

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

The Company realized a gain of $1,047,920 on the sale of the Subsidiaries.  The Company received $1,450,000 in cash which was net of the $50,000 reduction, as described above.  The Company sold assets totaling $5,334,509 and liabilities of $3,218,179.  As noted above, the Company also received from certain shareholders/directors of the Company, who are also affiliates of ISSI Holdings LLC, 7,925,000 shares of stock, valued at $1,664,250 and are classified as treasury shares in the accompanying financial statements.  The shares were valued at $.21 per share, which represented the weighted average market value of the common stock for the three days before and after the Transaction was agreed to and announced.  A summary of the assets and liabilities sold as part of the transaction are as follows:

Cash	$669,934
Accounts receivable, net	1,793,358
Inventories, net	1,959,019
Prepaid expenses	431,148
Other assets	481,050

Total Assets	$5,334,509

Accounts payable and accrued expenses	$1,712,683
Line of credit	1,374,374
Other liabilities	131,122

Total liabilities	$3,218,179

Plan of Operations

Until the sale of the Subsidiaries on September 28, 2006, the Company was a holding company and the shares of the Subsidiaries held by the Company constituted substantially all of the Company’s assets.  Accordingly, since the sale of the Subsidiaries, the Company has existed as a shell company with no subsidiaries and no business operations.  The plan of operation of the Company is to seek a target company with which to merge or to complete a business combination.  In any transaction, management anticipates that the Company would be the surviving legal entity and the shareholders of the Company would retain a percentage ownership interest in the post-transaction company.  The amount of the retained equity ownership by the shareholders will be negotiated by  management and the target company.

The Company does not plan to restrict its search to any specific business, industry or geographic location, and it may participate in a business venture of virtually any kind or nature.

The Company may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

The Subsidiaries Prior to September 28, 2006

Prior to the sale of the sale of Subsidiaries on September 28, 2006, the following existed as subsidiaries of the Company:

EHC was a subsidiary that had over 35 years of experience in the design, marketing and manufacture of injection molded plastic components used in industrial, consumer, and military products.  It also offered secondary operations on molded products.  Services such as hand painting, pad printing, hot stamping and engraving were provided at a customer’s request.  EHC represented the Company’s manufacturing and distribution segment.

SSI specialized in assisting companies in reducing their cost of manufacturing by outsourcing to China.  SSI has offices in the United States and China.  SSI’s product specialization included tooling, injection molding and secondary operations, castings, mechanical assemblies, electronic manufacturing services and metal stampings.  SSI represented the Company’s outsourcing segment.

CDP has been an inactive subsidiary since 2001. Its business was the manufacturing, marketing and sale of a compact disc packaging system.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Fiscal Year – The Company reports on a “52-53 Week” fiscal year ending on the last Friday of the month. The year ended December 29, 2006 represents the period from December 31, 2005 to December 29, 2006. The year ended December 30, 2005 represents the period from January 1, 2005 to December 30, 2005.

(b)

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Critical estimates previously included management’s judgments associated with: the allowance for doubtful accounts, inventory obsolescence, property and equipment valuations, other asset valuations and accrued expenses. Actual results could differ from those estimates.

(c)

Recognition of Revenue – Income from sales of goods was recognized when the orders were completed and shipped or possession of goods was taken by the customer provided that collection of the resulting receivable was reasonably assured. EHC goods were shipped both Free on Board (“F.O.B.”) shipping point and F.O.B. destination.  SSI goods were shipped F.O.B. China and F.O.B. Farmingdale, as well as Cost, Insurance and Freight (“C.I.F.”), origin/destination and Delivered Duty Unpaid (“D.D.U.”) destination.  In some cases, possession of goods was taken by the customer at the manufacturing facility in China.  The Company’s return policy on defective parts was: custom parts may only be exchanged for replacement parts within 30 days of the invoice; catalogue parts, which can be resold, may be exchanged for replacement parts or for a refund.

(d)

Principles of Consolidation – The consolidated financial statements included the accounts of the Company and its wholly owned subsidiaries through September 28, 2006. On September 28, 2006, the subsidiaries of the Company were sold.  All significant intercompany transactions and balances have been eliminated.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

(e)

Cash and Cash Equivalents– For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less when purchased to be cash equivalents.

(f)	Inventories – Prior to the sale of the Subsidiaries, inventories were stated at the lower of cost or market. Cost is determined principally by the use of the first-in, first-out method.

(g)

Depreciation and Amortization – Fixed assets were depreciated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements were amortized on a straight-line basis over the shorter of the estimated useful lives of the improvements, which was 10 years, or the life of the lease.

(h)

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

(i)

Earnings Per Share – Basic earnings per share (“EPS”) is determined by dividing net income for the period by the weighted average number of common shares outstanding during the same period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company.  For the year ended December 30, 2005, the Company had 1,846,250 stock options and for the years ended December 29, 2006 and December 30, 2005 the Company had warrants to purchase 7,357,733 and 7,482,733 shares, respectively, that were not included in the dilutive earnings per share calculation because the exercise price of these items was greater than the average market price of the common stock for the period.  As a result of the sale of the Subsidiaries on September 28, 2006, all unexercised stock options were terminated.

(j)

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

(k)

Stock Based Compensation –Effective December 31, 2005, the Company adopted SFAS No. 123R.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB No. 25.  SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis.  Therefore, prior period financial statements have not been restated.  Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods.  SFAS No.123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

Prior to the Company’s adoption of SFAS No. 123R, SFAS No. 123 required that the Company provide pro-forma information regarding net earnings and net earnings per share  as if the compensation cost of the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein.  The Company had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requiring quarterly SFAS

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

No. 123 pro-forma disclosure.  The pro-forma charge for compensation cost related to stock-based awards granted was recognized over the service period.  For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.).

There was no charge or pro-forma charge for compensation for the years ended December 29, 2006 and  December 30, 2005, respectively since all options were fully vested as of December 31, 2004 and no options were granted subsequent to December 31, 2004.

On August 28, 2006, the Company sent a Notice of Termination of Stock Options to all option holders announcing the proposed sale of the Subsidiaries.  Effective September 28, 2006, upon the sale of the Subsidiaries, all unexercised options were effectively terminated.

(l)

Accounts Receivable – Allowance for Doubtful Accounts – Prior to the sale of the Subsidiaries, the Company routinely reviewed its accounts receivable by customer account aging to determine the collectibility of the amounts due based on information received from the customer, past history and economic conditions.  In doing so, the Company adjusted the allowance accordingly to reflect the net realizable value of an account receivable.  Accounts receivable are written off at the time they are deemed to be uncollectible.

(m)

Fair Value of Financial Instruments – The Company’s financial instruments consist of cash, cash equivalents, certificate of deposits, accounts payable and accrued expenses, carrying amounts of these financial instruments in the balance sheet approximate fair value due to their short term nature.  The carrying amount of the Company’s other financial instruments, note receivable, approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial instruments at December 29, 2006.

(n)	Advertising Expense – Advertising costs were expensed when incurred. Advertising expense were $147,610 and $142,425 for the years ended December 29, 2006 and December 30, 2005, respectively.

(o)

Shipping and Handling Costs – The Company classified EHC’s shipping and handling cost as a component of selling expenses.  The costs were for shipping the product to the customer.  EHC’s shipping and handling costs for the years ended December 29, 2006 and December 30, 2005 were $169,911 and $179,694, respectively.  EHC billed its customers directly for shipping and handing costs.  The one exception to this was the Defense Supply Center Philadelphia, in which instance, the Company included shipping and handling costs into the piece price and did not bill for them directly.  SSI’s shipping and handling policy is customer driven.  The customer had the choice of including the shipping and handling costs into the piece price of the product, being billed separately for such costs, which are included in sales, or to pay the carrier directly.  All of SSI’s shipping and handling costs were expensed as incurred and were included in cost of goods sold.

(p)

Foreign Currency Translation – The Company accounted for foreign currency transactions under SFAS No. 52 “Foreign Currency Translation.”  The functional currency for the Company’s foreign operations is the US dollar.  Revenue and expenses were translated at the actual exchange rate when the transaction was completed.  Gains and losses for foreign transactions were immaterial and were included in the Company’s consolidated statements of income during the years ended December 29, 2006 and December 30, 2005.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

(q)	Recent Accounting Pronouncements

(i)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs.  The provisions of SFAS No. 151 were effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of the provisions of SFAS 151 did not have a material impact on the Company’s financial position, results of operations or cash flows.

(ii)

In December 2004, the FASB finalized SFAS No. 123R “Share-Based Payment,” amending SFAS No. 123.  SFAS No. 123R was effective beginning the Company’s first quarter of fiscal 2006.  SFAS No. 123R requires the Company to expense stock options based on grant date fair value in its financial statements.  Further, the adoption of SFAS No. 123R requires additional accounting related to income tax effects and additional disclosure regarding cash flow effects resulting from share-based payment arrangements.  The Company adopted the modified prospective transition method.  The adoption of SFAS 123R did not effect the Company’s financial position, results of operations, or cash flows, but may have an adverse impact on results of operations if options are granted in the future.  As of December 30, 2005, the Company had no unvested options. No options were granted during the year ended December 29, 2006.  See also Note 3(l) above.

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

(iv)

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (the “Interpretation”).  The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures.  The Interpretation is effective for fiscal years beginning after December 15, 2006, and is to be applied to all open tax years as of the date of effectiveness.  The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

(v)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Where applicable, this statement simplifies and codifies related guidance with generally accepted accounting principles.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  The Company’s adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position and results of operations.

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

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

(vii)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  SFAS 159 is effective for the fiscal years beginning November 15, 2007.  SFAS 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis.  SFAS 159 also established presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities.  The Company’s adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position and results of operations.

4.	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash. At times, the cash in any one bank account may exceed the Federal Deposit Insurance Corporation’s $100,000 limit. At December 29, 2006, the Company was over the insured limit.  The Company places its cash with high credit quality financial institutions.

During the years ended December 29, 2006 and December 30, 2005, the Company had one customer that accounted for approximately 11% and 7%, respectively, of the Company’s net sales.

The Company relied on vendors from China for a significant amount of its manufacturing and outsourcing capabilities. One vendor accounted for more than 10% of purchases.  Purchases from this supplier for the years ended December 29, 2006 and December 30, 2005 approximated $4,720,000 (92%) and $5,712,000 (90%) of total purchases.

5.	INCOME TAXES

The Company utilized its net operating loss (“NOL”) to eliminate all of its regular income tax in fiscal 2006; these NOLs had previously been fully reserved.  The Company’s income tax provision in fiscal 2006 relates to the Federal Alternative Minimum Tax as well as minimum state taxes.  Due to the sale of the Subsidiaries, the remaining NOL, in the amount of $1,800,000, was deemed transferred in the Transaction.  As a result, the Company has no remaining NOL.

Also as a result of the Transaction, the primary deferred tax asset and the NOL, ceased to exist and the entire valuation allowance has been eliminated.

The differences between the statutory federal rate and the effective rate for the years ended December 29, 2006 and December 30, 2005 consist of the following:

	For the Fiscal Years ended

	December 29, 2006	December 30, 2005

Income tax provision at 34%	(34)%	(34)%
State and local income taxes net of federal benefit	(7)%	(7)%
Effect of permanent differences	(6)%	(6)%
Alternative Minimum Tax	1%	—
Change in utilization of NOL	47%	47%

Total	1%	0%

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

6.	LINE OF CREDIT

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

7.	RETIREMENT PLAN

Prior to September 28, 2006, the Subsidiaries of the Company sponsored a 401(k) savings plan covering all non-union employees who have attained the age of 21 and have completed 3 months of service. Participants were entitled to contribute up to 15% of their annual compensation, subject to certain limitations. In addition, the Company was able to make contributions to the plan at its discretion. During the years ended December 29, 2006 and December 30, 2005, the Company made contributions of $15,000 and $31,906, respectively, to the plan.  As a result of the Transaction on September 28, 2006, the Company has no obligations or liabilities with respect to the 401(k) plan.

8.	STOCK OPTION AND GRANT PLAN AND WARRANTS

In March 1998, the Company adopted the Stock Option and Grant Plan (the “Plan”) which was amended in June 2000 and provides for an aggregate grant of options to purchase 5,000,000 shares of the Company’s common stock. Options may be granted to employees, officers, directors, consultants and independent contractors. Under the Plan, options may be issued for periods up to 10 years and become exercisable in varying amounts based on a vesting schedule. Generally, options are granted at prices equal to market value on the date of the grant with lives of five years.  The Company vested all unvested employee options as of December 31, 2004, which has been reflected in the SFAS No. 123R disclosure (see Note 3).

There were no stock options issued during the years ended December 29, 2006 and December 30, 3005.  For the year ended December 30, 2005, the Company recorded an expense of $2,250,  for common stock and options issued to consultants.

The following tables illustrate the Company’s stock option and warrant issuances and balances outstanding as of, and during the years ended December 29, 2006 and December 30, 2005, restated for the anti-dilution provisions related to the Company’s common stock warrants.

	OPTIONS		WARRANTS

	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Warrants	Weighted Average Exercise Price

Outstanding at December 31, 2004	4,257,500	$0.54	9,018,733	$0.98
Granted	—	—	7,357,733	0.97
Expired	(242,500)	1.025	(8,893,733)	(1.01)
Cancelled	(65,000)	0.54	—	—

Outstanding at December 30, 2005	3,950,000	$0.52	7,482,733	$0.97
Expired	—	—	(125,000)	(0.97)
Cancelled	(3,950,000)	(0.52)	(7,357,733)	(0.97)
Granted	—	—	7,357,733	0.20

Outstanding at December 29, 2006	—	$—	7,357,733	$0.20

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

As a result of the sale of the Subsidiaries on September 28, 2006, all unexercised stock options and the Company’s Stock Option Plan were terminated.

In connection with the Initial Public Offering, in 1999, the Company issued 1,755,734 (with shares underlying of 9,018,733) redeemable common stock purchase warrants (the “IPO Warrants”) at exercise prices ranging from $0.97 per share to $1.38 per share.  The IPO Warrants are redeemable by the Company upon thirty (30) days prior written notice at the redemption price of $.10 per IPO Warrant, provided that the closing bid price of the common stock on a national exchange has been in excess of 150% of the exercise price for any twenty (20) trading days within a period of 30 consecutive trading days ending on the 15th day prior to the date which the Company gives notice to redemption.  In March 2005, the Company extended through April 23, 2007 the expiration dates of its IPO warrants, which are exercisable for 7,357,733 shares of common stock.  Such IPO Warrants were all scheduled to expire on April 23, 2005.  There were no financing costs associated with the warrant extension because these warrants were issued in conjunction with the Company’s Initial Public Offering of equity securities.

The number of shares underlying the IPO Warrants was adjusted due to the issuance of 333,334 shares of common stock and 53,334 warrants in connection with a Private Placement in 2000. As adjusted, each remaining IPO Warrant was exercisable for 1.030928 shares at an exercise price of $4.85 per share.  All of the IPO Warrants were exercisable collectively for 1,471,546 shares of common stock.

On December 10, 2004, the Company paid a stock dividend.  As a result of the stock dividend, the IPO Warrants were further adjusted.  Each of the 1,427,400 IPO Warrants was exercisable for 5.1546378 shares at an exercise price of $4.85 per warrant or .97 per each share.  Accordingly, at the time, all of the IPO Warrants were exercisable collectively for a total of 7,357,733 shares of common stock.

On December 4, 2006, the Company reduced the total exercise price of each IPO Warrant from $4.85 to $1.03092756 (i.e., $0.20 per share of common stock).  As a result, each IPO Warrant now entitles the holder of the IPO Warrant to purchase 5.1546378 shares of common stock at a total price of $1.03092756.  The Company has extended the expiration date of the IPO Warrants by three years, from April 23, 2007 until April 23, 2010.  The terms of the IPO Warrants have not been changed.

The following is additional information with respect to the Company’s warrants as of December 29, 2006:

WARRANTS OUTSTANDING AND EXERCISABLE

Exercise Price	Number of Outstanding Shares Underlying Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.20	7,357,733	3.33 years	$0.20

	7,357,733	3.33 years	$0.20

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

9.	RELATED PARTY TRANSACTIONS

The Company leased its premises in Farmingdale, N.Y. from K&G Realty, K&G Realty  is owned by David Kassel, the former CEO of the Company and shareholder of the Company prior to the sale of the Subsidiaries and Harry Goodman, an officer and shareholder of the Company, prior to the sale of the Subsidiaries. Rent expense for the years December 29, 2006 and December 30, 2005 was $161,460 and $206,364, respectively.  Total rent expense for the years ended December 29, 2006 and December 30, 2005 was approximately $214,000 and $275,000, respectively.

Sales during the years ended December 29, 2006 and December 30, 2005 included approximately $530,000 and $730,000, respectively to another company owned by two former officers/shareholders and the former CEO of the Company.  For the years ended December 29, 2006 and December 30, 2005, gross profit on such sales was $67,000 and $53,000, respectively.

Ray Engineering Company Limited (“Rencol”), located in Bristol, United Kingdom is a knob, handle and hand wheel manufacturer.  Rencol is owned by Rencol Acquisitions LLC which is owned by Mr. David Hale, Chairman and President of the Company, Mr. David Kassel, former Director and CEO of the Company, Mr. Andrew Franzone, former Director and President of EHC and Mark Mandel, an accounting consultant to the Company. Rencol agreed to become a customer of SSI for its manufactured products sourced in China on the same terms and conditions as other customers of the Company for a period of at least two years.  During the years ended December 29, 2006 and December 30, 2005, the Company charged Rencol a service fee of $67,500 and $70,500, respectively, which is included in consolidated net sales in the accompanying consolidated statements of income. EHC is the exclusive distributor of Rencol products in North America and Rencol is a distributor of EHC products for a two year period.  During the years ended December 29, 2006 and December 30, 2005, the Company paid Rencol $112,500 and $37,500, respectively which is included in cost of goods sold in the accompanying statements of income.

On February 23, 2006, the Board of Directors terminated David Kassel as the Chief Executive Officer and an employee of the Company, effective immediately.  Pursuant to the Employment Agreement by and between David Kassel and the Company dated March 15, 1998, Mr. Kassel was to receive salary and benefits until February 28, 2008.  The Company recorded severance expense of $335,366 during the year ended December 29, 2006.  As of December 29, 2006, the Company had paid $135,866 of the total to be paid.  The Company was paying at an accelerated rate above the contractual rate provided for in the Employment Agreement.  As a result of the sale of the Subsidiaries, the Company is no longer liable for the remaining unpaid balance owed Mr. Kassel pursuant to the Employment Agreement between Mr. Kassel and the Company.

The Company had unsubordinated loans from two officer/shareholders and one director/shareholder of the Company totaling $120,522.  These loans were previously subordinated under the agreement with People’s Bank and required the banks approval to make any payments.  As a result, the principal and interest payments were past due.  In August 2006, the Company repaid the remaining principal and interest owed under these loans totaling approximately $146,000.

10.	CONSULTING AGREEMENT

In March 1998, the Company entered into a ten year consulting agreement in connection with the Company’s plans to develop manufacturing resources in the People’s Republic of China (“China”). The consultant, who was a board member of the Company at the time, was paid at an hourly rate as mutually determined and agreed upon by the Company and the consultant from time to time and 1.5% of the net cost, as defined, of all products manufactured in China up to $5,000,000 per year and 1% of net costs in excess of $5,000,000. On December 3, 2003, the consulting agreement was terminated.  However, the Company was obligated to pay the commission of 1.5% or 1%, of the net cost, through December 2007.  As a result of the sale of the Subsidiaries on September 28, 2006, the Company is no longer responsible for the payment of such commissions.

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

11.	PREFERRED STOCK

The Board of Directors of the Company is authorized, without further action of the shareholders of the Company, to issue up to 1,000,000 shares of Preferred Stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any series or the designation of such series.  As of December 29, 2006, there were no shares of preferred stock issued and outstanding.

12.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company is currently a shell company with no operations.  Prior to the sale of the Subsidiaries on September 28, 2006, the Company viewed its operations as principally two segments, the manufacturing and assembly of injection molded plastic components and outsourcing of injection molded plastic components and their assemblies. The segments shared a common workforce and office headquarters, which included an allocation of all overhead components. Overhead items that were specifically identifiable to a particular segment were applied to such segment. Information with respect to foreign operations of the Company prior to September 28, 2006 is not material.  The Company’s segment information for the years ended December 29, 2006 and December 30, 2005 are as follows:

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Year ended December 29, 2006
Sales	$4,682,171	$6,016,106	$—	$10,698,277
Interest and other income	17,479	3,386	—	20,865
Interest and other expenses	35,789	6,000	97,968	139,757
Depreciation and amortization	42,174	14,591	5,819	62,584
Segment assets	—	—	1,478,847	1,478,847
Long-lived asset expenditures	49,664	5,826	—	55,490
Segment net income	$652,325	$161,560	$45,187	$859,072

	Distribution and Manufacturing	Outsourcing	Corporate and Other	Consolidated

Year ended December 30, 2005
Sales	$5,639,089	$6,548,532	$—	$12,187,621
Interest and other income	50,437	707	—	51,144
Interest and other expenses	16,967	2,983	84,343	104,293
Depreciation and amortization	82,179	30,242	13,353	125,774
Segment assets	2,599,009	2,581,813	42,792	5,223,614
Long-lived asset expenditures	9,840	16,355	—	26,195
Segment net income (loss)	$857,459	$105,661	$(660,530)	$302,590

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – CONTINUED

13.	COMMITMENTS AND CONTINGENCIES

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

Pursuant to the Stock Purchase Agreement dated as of May 8, 2006, as amended, ISSI Holdings LLC will indemnify the Company for all claims and liabilities resulting from operations of EHC prior to September 28, 2006.  The Company itself is not a party to the aforementioned matters.  However, in the event the Company were to be found liable for the alleged actions of EHC, the Company would be entitled to full indemnification from ISSI Holdings LLC.