Form 10QSB
period 2007-03-30
INTERNATIONAL SMART SOURCING INC
filed 2007-05-14
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 30, 2007

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

(631) 293-4650
(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES	X	NO

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES	X	NO

As of May 11, 2007, the Registrant had 18,899,435 shares of its Common Stock, $.001 par value, issued and 10,974,435 outstanding.

INTERNATIONAL SMART SOURCING, INC.

FORM 10-QSB

MARCH 30, 2007

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

Condensed Balance Sheet	1
Condensed Consolidated Statements of Operations	2
Condensed Consolidated Statements of Cash Flows	3
Notes to Condensed Financial Statements	4-9

Item 2 - Management's Discussion and Analysis or Plan of Operation	10-13

Item 3 - Controls and Procedures	13-14

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	15
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3 - Defaults Upon Senior Securities	15
Item 4 - Submission of Matters to a Vote of Security Holders	15
Item 5 - Other Information	15
Item 6 - Exhibits	15

SIGNATURES	16

CERTIFICATIONS

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET
(UNAUDITED)
MARCH 30, 2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$731,146
Certificate of deposit	611,400
Note receivable	50,000

TOTAL ASSETS	$1,392,546

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$54,959

TOTAL LIABILITIES	54,959

SHAREHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 1,000,000 shares authorized,
no shares issued or outstanding	$-
Common Stock, $.001 par value, 100,000,000 shares authorized,
18,899,435 issued and 10,974,435 outstanding	18,899
Additional paid-in capital	8,254,495
Accumulated deficit	(5,094,144)
Deficit accumulated during the development stage	(177,413)
3,001,837
Less: Treasury Stock, at cost, 7,925,000 shares	(1,664,250)

TOTAL SHAREHOLDERS' EQUITY	1,337,587

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,392,546

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative from
			September 29, 2006
			(Inception of
	Quarter Ended		development stage)
	March 30,	March 31,	to March 30,
	2007	2006	2007
NET SALES	$-	$3,634,213	$-
COST OF GOODS SOLD	-	2,134,753	-

GROSS PROFIT	-	1,499,460	-

OPERATING EXPENSES
Selling	-	454,041	376
General and administrative	123,276	1,143,922	189,759
TOTAL OPERATING EXPENSES	123,276	1,597,963	190,135

LOSS FROM OPERATIONS	(123,276)	(98,503)	(190,135)

OTHER INCOME (EXPENSE)
Interest income	22,414	4,534	22,949
Other income	-	6,984	-
Interest expense	-	(25,711)	-
Other expense	-	(3,247)	-
TOTAL OTHER INCOME (EXPENSE)	22,414	(17,440)	22,949
LOSS BEFORE PROVISION FOR INCOME TAX	(100,862)	(115,943)	(167,186)
Income tax	-	-	(10,227)

NET LOSS	$(100,862)	$(115,943)	$(179,413)

Earnings per share of common stock:

Net loss per share - Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares of common stock
outstanding - Basic and diluted	10,974,435	18,899,435

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative from
			September 29, 2006
			(Inception of
	Quarter Ended		development stage)
	March 30,	March 31,	to March 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(100,862)	$(115,943)	$(177,413)
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Non-cash compensation expense related
to issuance of warrants	15,000	-	15,000
Depreciation and amortization	-	20,622	-
Bad debt expense	-	2,526	-
Inventory reserve	-	61,089	-
Changes in operating assets and liabilities:
Accounts receivable	-	233,719	-
Inventories	-	198,342	-
Prepaid expenses and other current assets	-	152,102	-
Accounts payable and accrued expenses	9,788	(309,123)	54,959
Deferred revenue	-	(13,632)	-
Accrued severance	-	313,609	-
Income taxes payable	(10,227)	-	-
Total adjustments	14,561	659,254	69,959
Net cash (used in) provided by operating activities	(86,301)	543,311	(107,454)
Cash flows used in investing activities:
Expenditures for property and equipment	-	(2,773)	-
Purchase of certificate of deposit	-		(600,000)
Interest earned on certificate of deposit	(11,400)	-	(11,400)
Net cash used in investing activities:	(11,400)	(2,773)	(611,400)
Cash flows from financing activities:
Capital lease repayments	-	(2,335)	-
Repayments of line of credit - net	-	(439,698)	-
Principal payments of long term debt	-	(8,074)	-
Change in restricted cash	-	(3,717)	-
Net cash used in financing activities	-	(453,824)	-
Net (decrease) increase in cash	(97,701)	86,714	(718,854)
Cash and cash equivalents - beginning of period	828,847	282,512	1,450,000
Cash and cash equivalents - end of period	$731,146	$369,226	$731,146

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 30, 2007

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim unaudited financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and related footnotes included in the International Smart Sourcing, Inc. and Subsidiaries’ (the “Company” or “ISSI”) annual report on Form 10-KSB for the year ended December 29, 2006. As disclosed in Note 2 below, the Company sold its operating subsidiaries on September 28, 2006. Accordingly, the accompanying financial statements reflect the condensed consolidated results of operations with such subsidiaries through the date of sale.

In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 30, 2007 and the results of operations and cash flows for the periods shown have been included.

The results of operations for the quarter ended March 30, 2007, are not necessarily indicative of the results to be expected for the full year ending December 28, 2007.

Effective September 29, 2006, the Company is reporting as a development stage company.

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

The closing of the transaction occurred immediately upon the conclusion of the annual meeting of stockholders. Pursuant to the Stock Purchase Agreement, the Company sold to ISSI Holdings LLC all of the shares of the common stock of the Subsidiaries in exchange for: (i) the total sum of One Million Five Hundred Thousand ($1,500,000) Dollars, (ii) 7,925,000 shares of common stock of the Company owned by certain members and/or managers of ISSI Holdings LLC who were also officers and/or directors of the Company immediately prior to the closing of the Transaction and their spouses and (iii) the assumption by ISSI Holdings LLC of certain other outstanding obligations of the Company.

Plan of Operations

Until the sale of the Subsidiaries on September 28, 2006, the Company was a holding company and the shares of the Subsidiaries held by the Company constituted substantially all of the Company’s assets. Accordingly, since the sale of the Subsidiaries, the Company has existed as a development stage company with no subsidiaries and no business operations. The plan of operation of the Company is to seek a target company with which to merge or to complete a business combination. In any transaction, it is expected that the Company would be the surviving legal entity and the shareholders of the Company would retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by the existing shareholders will be negotiated by management and the target company.

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

The “Quarter ended March 30, 2007” represents the period from December 30, 2006 to March 30, 2007. The “Quarter ended March 31, 2006” represents the period from December 31, 2005 to March 31, 2006.

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

STOCK BASED COMPENSATION

The Company accounts for stock based compensation using the fair value recognition provisions of SFAS No. 123R (revised 2004), “Share Based Payment”.

On August 28, 2006, the Company sent a Notice of Termination of Stock Options to all option holders announcing the proposed sale of the Company. Effective September 28, 2006, upon the sale of the Subsidiaries, all unexercised options were effectively terminated.

On March 28, 2007, the Board of Directors approved the grant of warrants (the “Warrants”) to the three executive officers of ISSI, Messrs David Hale, President and Chairman of the Board of Directors, Richard A. Peters, Secretary and Michael S. Rakusin, Chief Financial Officer, who are currently serving ISSI without receiving compensation for their services as officers. The Executive Officers also comprise all of the directors of ISSI.

The Warrants were granted to compensate the Executive Officers for their services provided to ISSI subsequent to the sale of the Subsidiaries and to induce them to continue serving as officers. Currently each of the directors of ISSI also receives compensation of $500 per month for their services as directors.

The Warrants issued to each of the Executive Officers entitles each officer to purchase 100,000 shares of common stock of ISSI at an exercise price of $0.20 per share. The exercise price and the number of shares which may be purchased upon exercise of a Warrant are subject to adjustment in certain circumstances. The Warrants were fully vested and exercisable on the date of grant and expire five years from such date. Neither the Warrants nor the shares of common stock issuable upon the exercise of the Warrants hereof have been registered under the Securities Act of 1933, as amended and have been issued in reliance upon an exemption from the registration requirements of that Act.

The fair value of each stock warrant grant is estimated based upon grant date fair value using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock warrants granted during the quarter ended March 30, 2007: (i) annual dividends of $0.00, (ii) expected volatility of 37.96%, (iii) risk-free interest rate of 4.50%, and (iv) expected warrant lives of five years for the quarter ended March 30, 2007. The weighted average fair value of the stock warrants granted for the quarter ended March 30, 2007 was $0.05. There were 300,000 warrants granted during the quarter ended March 30, 2007.

Accordingly, the Company has valued the warrants at their fair value and has recorded a charge to operations in the amount of $15,000 which is included in general and administrative expenses in the accompanying condensed consolidated financial statements.

The Company did not record compensation expense for the quarter ended March 31, 2006 since all options were fully vested as of December 31, 2004 and no options were granted subsequent to December 17, 2004 through December 31, 2006.

Recent Accounting Pronouncements

(i)	In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods for income taxes, as well as the required disclosure and transition. The Company’s adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations (see Note 6).

(ii)	In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides for using fair value to measure assets and liabilities. In addition, this statement defines fair vale, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this statement simplifies and codifies related guidance with generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company’s adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position and results of operations.

(iii)	In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 is effective for the fiscal years beginning November 15, 2007. SFAS 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. The Company’s adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position and results of operations.

4.	CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash. At times, the cash in any one bank account may exceed the Federal Deposit Insurance Corporation’s $100,000 limit. At March 30, 2007, the Company was over the insured limit. The Company places its cash with high credit quality financial institutions.

5.	SEGMENT AND GEOGRAPHIC INFORMATION

Prior to the sale of the Subsidiaries on September 28, 2006, the Company viewed its operations as principally two segments: the manufacturing and distribution of injection molded plastic components (EHC) and the outsourcing of manufacturing of plastic, metal and electrical components and their assemblies (SSI). The segments shared a common workforce and office headquarters. The Company also allocated overhead charges among the segments. Overhead items that are specifically identifiable to a particular segment are applied to such segment. The Company’s segment information for the quarter ended March 31, 2006, is as follows:

	Distribution		Corporate
	and		and
	Manufacturing	Outsourcing	Other	Consolidated
Quarter ended March 31, 2006
Net Sales	$1,563,284	$2,070,929	$-	$3,634,213
Cost of Goods Sold	663,613	1,471,140	-	2,134,753
Gross Profit	$899,671	$599,789	$-	$1,499,460
Gross Profit %	57.6%	29.0%	-	41.3%
Segment Net Income (Loss)	$295,593	$130,562	$(542,098)	$(115,943)

6.	INCOME TAXES

The Company utilized its net operating loss (“NOL”) to eliminate all of its regular income tax in fiscal 2006; these NOL’s had previously been fully reserved. The Company’s income tax provision in fiscal 2006 relates to the Federal Alternative Minimum Tax as well as minimum state taxes. Due to the sale of the Subsidiaries, the remaining NOL, of approximately $1,800,000, was deemed transferred in the sale. As a result, the Company has no remaining NOL. Also as a result of the Transaction, the primary deferred tax asset and the NOL, ceased to exist and the entire valuation allowance has been eliminated.

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2007.

The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended 2003 through 2006, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Consequently, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

7.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. For the quarter ended March 30, 2007, the Company had approximately 7.7 million warrants that were not included in the dilutive loss per share calculation because the exercise price of these items was greater than the average market price of the common stock for the period. For the quarter ended March 31, 2006, the Company had approximately 3.8 million stock options and approximately 7.5 million warrants that were not included in the dilutive loss per share calculation because the exercise price of these items was greater than the average market price of the common stock for the period. As a result of the sale of the subsidiaries on September 28, 2006, all unexercised stock options were terminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The closing of the transaction occurred immediately upon the conclusion of the annual meeting of stockholders. Pursuant to the Stock Purchase Agreement, the Company sold to ISSI Holdings LLC all of the shares of the common stock of the Subsidiaries in exchange for: (i) the total sum of One Million Five Hundred Thousand ($1,500,000) Dollars, (ii) 7,925,000 shares of common stock of the Company owned by certain members and/or managers of ISSI Holdings LLC who were also officers and/or directors of the Company immediately prior to the closing of the Transaction and their spouses and (iii) the assumption by ISSI Holdings LLC of certain other outstanding obligations of the Company.

Plan of Operations

Until the sale of the Subsidiaries on September 28, 2006, the Company was a holding company and the shares of the Subsidiaries held by the Company constituted substantially all of the Company’s assets. Accordingly, since the sale of the Subsidiaries, the Company has existed as a development stage company with no subsidiaries and no business operations. The plan of operation of the Company is to seek a target company with which to merge or to complete a business combination. In any transaction, it is expected that the Company would be the surviving legal entity and the shareholders of the Company would retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by the existing shareholders will be negotiated by management and the target company. The Company may not be required to obtain stockholder approval prior to any such transaction.

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

RESULTS OF OPERATIONS

As compared with the quarter ended March 31, 2006, the quarter ended March 30, 2007 reflects that the Company has had no operations since the sale of the Subsidiaries on September 28, 2006. As a result of the sale of the Subsidiaries, the Company is currently in the development stage and exists as a shell company.

NET SALES AND GROSS PROFIT

There were no sales for the quarter ended March 30, 2007 compared to sales of $3,634,213 for the quarter ended March 31, 2006, from which the Company realized a gross profit percentage of 41.3%. Net sales for EHC for the quarter ended March 31, 2006 were $1,563,284 which realized a gross profit percentage of 57.6%. SSI had sales of $2,070,929 for the quarter ended March 31, 2006 which realized a gross profit percentage of 29.0%.

OPERATING EXPENSES

Selling

There were no selling expenses for the quarter ended March 30, 2007 as compared to $454,041 for the quarter ended March 31, 2006. EHC’s selling expenses for the quarter ended March 31, 2006 were $248,191. SSI’s selling expenses for the quarter ended March 31, 2006 were $193,173.

General, and Administrative Expenses

General and administrative expenses for the quarter ended March 30, 2007 were $123,276 as compared to $1,143,922 for the quarter ended March 31, 2006. The decrease of $1,020,646 is a result of the sale of the Subsidiaries on September 28, 2006. As a result of the sale, the Company currently is in the development stage and exists as a shell company with only minimal general and administrative expenses. During the quarter ended March 30, 2007, the Company had accounting fees of $60,000 and legal fees of approximately $34,000. In addition, there was a non-cash charge of $15,000 related to the issuance of stock warrants to the three officers/directors of the Company as compensation for their services. EHC’s general and administrative expenses for the quarter ended March 31, 2006 were $272,657. SSI’s general and administrative expenses for the quarter ended March 31, 2006 were $276,791. ISSI’s general and administrative expenses for the quarter ended March 31, 2006 were $593,081.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s total assets as of March 30, 2007 were $1,392,546, which is comprised of $731,146 cash, a $611,400 certificate of deposit with a maturity of six months and a $50,000 note receivable. The Company has approximately $55,000 in current liabilities which consists mainly of legal bills and directors fees. We presently anticipate that cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission, evaluating and reviewing possible business ventures and acquisition opportunities and potentially negotiating and consummating any such transactions. The Company believes that it has sufficient cash on hand to meet these cash requirements over a period of twelve months.

Prior to September 28, 2006, the Company’s liquidity needs arose from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company’s primary source of liquidity was cash flow generated internally from operations and from borrowings and sales of securities. The Company’s cash decreased to $731,146 at March 30, 2007 from $828,847 at December 29, 2006.

Cash flow used in operating activities was $86,301 for the quarter ended March 30, 2007 which included a net loss of $100,862.

Cash used in investing activities for the quarter ended March 30, 2007 was $11,400, which consisted of interest earned from a certificate of deposit.

There were no financing activities for the quarter ended March 30, 2007.

On September 28, 2006, in connection with the sale of the Subsidiaries the Company’s line of credit with Citibank was terminated and all outstanding amounts were repaid.

CAUTIONARY FACTORS REGARDING FUTURE OPERATING RESULTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 30, 2007 and for the quarter then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in out annual report of Form 10-KSB for 2006.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation and the material weaknesses described below, our Principal Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-QSB our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time period. Additionally, the Company’s principal executive officers and principal financial officers have concluded that such controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that the Company files or submits under the Act is accumulated and communicated to management of the Company, including the Company's respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control over Financial Reporting

We are not an accelerated filer (as defined in the Securities Exchange Act) and are not required to deliver management’s report on control over financial reporting until our fiscal year ended December 28, 2007. The Company’s management is responsible for designing and maintaining an effective system of internal control over financial reporting. We designed this system to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with GAAP under management’s direction and that financial records are reliable to prepare financial statements. Nevertheless, our independent public accountants have identified certain matters that would constitute a material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

The material weakness is the lack of necessary accounting resources to ensure consistently complete and accurate reporting of financial information. The Company does not employ a full time in-house controller or chief financial officer. Consequently, the financial reporting function is decentralized and the effectiveness of the disclosure control procedures for financial reporting are limited. Commencing on September 28, 2006, David Hale ceased to be the Acting Chief Financial Officer and the Company employed Michael Rakusin as the Chief Financial Officer, on a part time basis. In order to correct this deficiency upon the conclusion of an acquisition, management plans to seek additional qualified in house accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter. The Company is not presently conducting any operations and does not anticipate conducting operations prior to an acquisition.

We believe that for reasons described above, we will be able to improve our disclosure controls and procedures and remedy this material weakness identified above. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. We believe that these new management plans related to controls and procedures will provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with GAAP under management’s direction and that financial records are reliable to prepare financial statements.

Changes in Internal Controls over Financial Reporting

Subsequent to the sale of its subsidiaries on September 28, 2006, the Company is a shell company with three officers/directors who are responsible for its financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any material legal proceedings, not to our knowledge, is there any proceedings threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any unregistered equity securities within the past three years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have not materially defaulted in the payment of any obligations to senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not submitted any matters to a vote of security holders during the period covered by this quarterly report.

ITEM 5. OTHER INFORMATION

Not applicable.

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

SIGNATURES

Pursuant to the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SMART SOURCING, INC.

May 14, 2007	/S/David Hale
-----------------	---------------------------
Date	David Hale
Chairman, President
(principal executive officer)

May 14, 2007	/S/Michael Rakusin
-----------------	---------------------------
Date	Michael Rakusin
Chief Financial Officer