Form 10QSB
period 2007-06-29
INTERNATIONAL SMART SOURCING INC
filed 2007-08-03
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 29, 2007

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

As of August 3, 2007, the Registrant had 18,899,435 shares of its Common Stock, $.001 par value, issued and 10,974,435 outstanding.

INTERNATIONAL SMART SOURCING, INC.

FORM 10-QSB

JUNE 29, 2007

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

Condensed Balance Sheet	1
Condensed Consolidated Statements of Operations	2
Condensed Consolidated Statements of Cash Flows	3
Notes to Condensed Financial Statements	4-10

Item 2 - Management's Discussion and Analysis or Plan of Operation	10-14

Item 3 - Controls and Procedures	14-16

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	17
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3 - Defaults Upon Senior Securities	17
Item 4 - Submission of Matters to a Vote of Security Holders	17
Item 5 - Other Information	17
Item 6 - Exhibits	17

SIGNATURES	18

CERTIFICATIONS

INTERNATIONAL SMART SOURCING, INC.
CONDENSED BALANCE SHEET
(A Development Stage Company)
(UNAUDITED)
JUNE 29, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$797,285
Certificate of deposit	517,482
Prepaid expenses	8,156
Note receivable	50,000

TOTAL ASSETS	$1,372,923

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$51,841

TOTAL LIABILITIES	51,841

SHAREHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 1,000,000 shares authorized,
no shares issued or outstanding	$-
Common Stock, $.001 par value, 100,000,000 shares authorized,
18,899,435 issued and 10,974,435 outstanding	18,899
Additional paid-in capital	8,254,495
Accumulated deficit	(5,094,144)
Deficit accumulated during the development stage	(193,918)
2,985,332
Less: Treasury Stock, at cost, 7,925,000 shares	(1,664,250)

TOTAL SHAREHOLDERS' EQUITY	1,321,082

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,372,923

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative from
					September 29, 2006
					(Inception of
	Quarter Ended		Two Quarters Ended		development stage)
	June 29,	June 30,	June 29,	June 30,	to June 29,
	2007	2006	2007	2006	2007
NET SALES	$-	$3,554,358	$-	$7,188,571	$-
COST OF GOODS SOLD	-	2,315,143	-	4,449,896	-

GROSS PROFIT	-	1,239,215	-	2,738,675	-
OPERATING EXPENSES
Selling	-	464,442	-	918,483	-
General and administrative	28,448	755,732	151,724	1,899,654	218,583
TOTAL OPERATING EXPENSES	28,448	1,220,174	151,724	2,818,137	218,583

(LOSS) INCOME FROM PERATIONS	(28,448)	19,041	(151,724)	(79,462)	(218,583)
OTHER INCOME (EXPENSE)
Interest income	11,943	3,374	34,357	7,908	34,892
Other income	-	1,120	-	8,104	-
Interest expense	-	(21,632)	-	(47,343)	-
Other expense	-	(6,390)	-	(9,637)	-
TOTAL OTHER INCOME (EXPENSE)	11,943	(23,528)	34,357	(40,968)	34,892
LOSS BEFORE PROVISION FOR INCOME TAX	(16,505)	(4,487)	(117,367)	(120,430)	(183,691)
Income tax	-	-	-	-	(10,227)

NET LOSS	$(16,505)	$(4,487)	$(117,367)	$(120,430)	$(193,918)

Earnings per share of common stock:

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares of common
stock outstanding - Basic and diluted	10,974,435	18,899,435	10,974,435	18,899,435

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative from
			September 29, 2006
			(Inception of
	Two Quarters Ended		development stage)
	June 29,	June 30,	to June 29,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(117,367)	$(120,430)	$(193,918)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Non-cash compensation expense related
to issuance of warrants	15,000	-	15,000
Depreciation and amortization	-	44,356	-
Bad debt expense	-	4,842	-
Inventory reserve	-	151,996	-
Changes in operating assets and liabilities:
Accounts receivable	-	298,201	-
Inventories	-	228,405	-
Prepaid expenses and other current assets	(8,156)	(227,255)	(8,156)
Accounts payable and accrued expenses	6,670	(188,832)	51,841
Deferred revenue	-	9,385	-
Accrued severance	-	256,540	-
Income taxes payable	(10,227)	-	-
Total adjustments	3,287	577,638	58,685
Net cash (used in) provided by operating activities	(114,080)	457,208	(135,233)
Cash flows from (used in) investing activities:
Expenditures for property and equipment	-	(53,233)	-
Purchase of certificate of deposit	-		(600,000)
Interest earned on certificate of deposit	(17,482)		(17,482)
Net proceeds from maturity of certificate of deposit	100,000	-	100,000

Net cash provided by (used in) investing activities:	82,518	(53,233)	(517,482)
Cash flows from financing activities:
Capital lease repayments	-	(4,192)	-
Repayments of line of credit - net	-	(337,976)	-
Principal payments of long term debt	-	(38,914)	-
Change in restricted cash	-	257,294	-
Net cash used in financing activities	-	(123,788)	-
Net (decrease) increase in cash and cash equivalents	(31,562)	280,187	(652,715)

Cash and cash equivalents - beginning of period	828,847	282,512	1,450,000
Cash and cash equivalents - end of period	$797,285	$562,699	$797,285

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWO QUARTERS ENDED JUNE 29, 2007

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 29, 2007 and the results of operations and cash flows for the periods shown have been included.

The results of operations for the quarter and two quarters ended June 29, 2007, are not necessarily indicative of the results to be expected for the full year ending December 28, 2007.

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

Plan of Operations

Until the sale of the Subsidiaries on September 28, 2006, the Company was a holding company and the shares of the Subsidiaries held by the Company constituted substantially all of the Company’s assets. Accordingly, since the sale of the Subsidiaries, the Company has existed as a development stage company with no subsidiaries and no business operations. As a result of the sale of the Subsidiaries, the nature of general and administrative expenses going forward should remain relatively constant unless the Company makes an acquisition in which legal and accounting fees would significantly increase. The plan of operation of the Company is to seek a target company with which to merge or to complete a business combination. In any transaction, management expects that the Company would be the surviving legal entity and the shareholders of the Company would retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by the existing shareholders will be negotiated by management and the target company.

The Company does not plan to restrict its search to any specific business, industry or geographic location, and it may participate in a business venture of virtually any kind or nature.

On July 10, 2007, the Company entered into a nonbinding letter of intent for the acquisition of Real Property Technologies, LLC (“RPT”). RPT is a New York-based limited liability company consisting of several companies in the real estate information business. RPT has over 30 years of experience servicing customers in the Title Insurance Industry.

The letter of intent states that the Company agrees to purchase 100% of the capital stock of RPT for the issuance of 40,000,000 shares of common stock of the Company and 80 shares of Series C Preferred Stock of the Company. The acquisition is subject to the completion of a due diligence review and execution of definitive agreements.

The Company can give no assurance that this transaction or any such transaction will occur, or that if such transaction were to occur, it would enhance the Company’s future operations or financial results, or specifically that the Company would become and remain profitable as a result of such transaction.

On July 25, 2007, the Company entered into an agreement with Network 1 Financial Securities, Inc. (“Network 1”) to act as the Company’s financial advisor for the Company’s finance and acquisition program with respect to its acquisition of RPT.

3. SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year
The Company operates on a “52/53 Week” with reporting periods ending on the last Friday of the month.

The “Two Quarters ended June 29, 2007” represents the period from December 30, 2006 to June 29, 2007. The “Quarter ended June 29, 2007” represents the period from March 31, 2007 to June 29, 2007. The “Two Quarters ended June 30, 2006” represents the period from December 31, 2005 to June 30, 2006. The “Quarter ended June 30, 2006” represents the period from April 1, 2006 to June 30, 2006.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

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

The fair value of each stock warrant grant is estimated based upon grant date fair value using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock warrants granted during the two quarters ended June 29, 2007: (i) annual dividends of $0.00, (ii) expected volatility of 37.96%, (iii) risk-free interest rate of 4.50%, and (iv) expected warrant lives of five years for the two quarters ended June 29, 2007. The weighted average fair value of the stock warrants granted for the two quarters ended June 29, 2007 was $0.05. There were 300,000 warrants granted during the two quarters ended June 29, 2007.

Accordingly, the Company has valued the warrants at their fair value and has recorded a charge to operations in the amount of $15,000 which is included in general and administrative expenses in the accompanying condensed consolidated financial statements.

The Company did not record compensation expense for the two quarters ended June 30, 2006 since all options were fully vested as of December 31, 2004 and no options were granted subsequent to December 17, 2004 through December 31, 2006.

Recent Accounting Pronouncements

(i)	In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods for income taxes, as well as the required disclosure and transition. The Company’s adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations (see Note 6).

(ii)	In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this statement simplifies and codifies related guidance with generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company’s adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position and results of operations.

(iii)	In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for fiscal years beginning November 15, 2007. SFAS 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. The Company’s adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position and results of operations.

4. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and certificate of deposits. At times, the cash in any one bank account may exceed the Federal Deposit Insurance Corporation’s $100,000 limit. At June 29, 2007, the Company was over the insured limit. The Company places its cash with high credit quality financial institutions. The Company does not believe it is exposed to any significant credit risk on cash or cash equivalents.

5. SEGMENT AND GEOGRAPHIC INFORMATION

Prior to the sale of the Subsidiaries on September 28, 2006, the Company viewed its operations as principally two segments: the manufacturing and distribution of injection molded plastic components (EHC) and the outsourcing of manufacturing of plastic, metal and electrical components and their assemblies (SSI). The segments shared a common workforce and office headquarters. The Company also allocated overhead charges among the segments. Overhead items that were specifically identifiable to a particular segment were applied to such segment. The Company’s segment information for the quarter and two quarters ended June 30, 2006, is as follows:

	Distribution		Corporate
	and		and
	Manufacturing	Outsourcing	Other	Consolidated
Two Quarters ended June 30, 2006
Net Sales	$3,176,158	$4,012,413	$-	$7,188,571
Cost of Goods Sold	1,446,440	3,003,456	-	4,449,896
Gross Profit	$1,729,718	$1,008,957	$-	$2,738,675
Gross Profit %	54.5%	25.1%	-	38.1%
Segment Net Income (Loss)	$530,824	$55,017	$(706,271)	$(120,430)

	Distribution		Corporate
	and		and
	Manufacturing	Outsourcing	Other	Consolidated
Quarter ended June 30, 2006
Net Sales	$1,612,874	$1,941,484	$-	$3,554,358
Cost of Goods Sold	782,827	1,532,316	-	2,315,143
Gross Profit	$830,047	$409,168	$-	$1,239,215
Gross Profit %	51.5%	21.1%	-	34.9%
Segment Net Income (Loss)	$235,231	$(75,545)	$(164,173)	$(4,487)

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

The Company classifies interest and penalties related to unrecognized tax benefits in other expenses. There was no interest or penalties during the quarter and two quarters ended June 29, 2007.

7. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. For the quarter and two quarters ended June 29, 2007, the Company had approximately 7.7 million warrants that were not included in the dilutive loss per share calculation even though the market price went above the $0.20 per share exercise price during the quarter. The Company had a net loss during the two quarters ended June 29, 2007 and any adjustment would have been antidilutive. For the quarter and two quarters ended June 30, 2006, the Company had approximately 3.8 million stock options and approximately 7.4 million warrants that were not included in the dilutive loss per share calculation because the exercise price of these items was greater than the average market price of the common stock for the period. As a result of the sale of the subsidiaries on September 28, 2006, all unexercised stock options were terminated.

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

Plan of Operations

Until the sale of the Subsidiaries on September 28, 2006, the Company was a holding company and the shares of the Subsidiaries held by the Company constituted substantially all of the Company’s assets. Accordingly, since the sale of the Subsidiaries, the Company has existed as a development stage company with no subsidiaries and no business operations. The plan of operation of the Company is to seek a target company with which to merge or to complete a business combination. In any transaction, management expects that the Company would be the surviving legal entity and the shareholders of the Company would retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by the existing shareholders will be negotiated by management and the target company. The Company may not be required to obtain stockholder approval prior to any such transaction.

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

On July 10, 2007, the Company entered into a nonbinding letter of intent for the acquisition of Real Property Technologies, LLC (“RPT”). RPT is a New York-based limited liability company consisting of several companies in the real estate information business. RPT has over 30 years of experience servicing customers in the Title Insurance Industry.

The letter of intent states that the Company agrees to purchase 100% of the capital stock of RPT for the issuance of 40,000,000 shares of common stock of the Company and 80 shares of Series C Preferred Stock of the Company. The acquisition is subject to the completion of a due diligence review and execution of definitive agreements.

The letter of intent was filed as part of Form 8K on July 13, 2007.

The Company can give no assurance that this transaction or any such transaction will occur, or that if such transaction were to occur, it would enhance the Company’s future operations or financial results, or specifically that the Company would become and remain profitable as a result of such transaction.

On July 25, 2007, the Company entered into an agreement with Network 1 Financial Securities, Inc. (“Network 1”) to act as the Company’s financial advisor for the Company’s finance and acquisition program with respect to its acquisition of RPT.

The agreement was filed as part of Form 8K on July 27, 2007.

RESULTS OF OPERATIONS

As compared with the quarter and two quarters ended June 30, 2006, the quarter and two quarters ended June 29, 2007 reflects that the Company has had no operations since the sale of the Subsidiaries on September 28, 2006. As a result of the sale of the Subsidiaries, the Company is currently in the development stage and exists as a shell company.

NET SALES AND GROSS PROFIT

There were no sales for the quarter and two quarters ended June 29, 2007 compared to sales of $3,554,358 for the quarter ended June 30, 2006 and $7,188,571 for the two quarters ended June 30, 2006 from which the Company realized a gross profit percentage of 34.9% and 38.1%, respectively. Net sales for EHC for the quarter and two quarters ended June 30, 2006 were $1,612,874 and $3,176,158, respectively, which realized a gross profit percentage of 51.5% and 54.5%, respectively. Net sales for SSI for the quarter and two quarters ended June 30, 2006 were $1,941,484 and $4,012,413, respectively, which realized a gross profit percentage of 21.1% and 25.1%, respectively.

OPERATING EXPENSES

Selling

Selling expenses for the quarter and two quarters ended June 29, 2007 were $0 as compared to $464,442 and $918,483 for the quarter and two quarters ended June 30, 2006, respectively. EHC’s selling expenses for the quarter and two quarters ended June 30, 2006 were $250,155 and $498,346, respectively. SSI’s selling expenses for the quarter and two quarters ended June 30, 2006 were $209,431 and $402,604, respectively.

General, and Administrative Expenses

General and administrative expenses for the quarter and two quarters ended June 29, 2007 were $28,448 and $151,724, respectively, as compared to $755,732 and $1,899,654 for the quarter and two quarters ended June 30, 2006, respectively. The decrease of $727,284 and $1,747,930 is a result of the sale of the Subsidiaries on September 28, 2006. As a result of the sale, the Company currently is in the development stage and exists as a shell company with only minimal general and administrative expenses. During the two quarters ended June 29, 2007, the Company had accounting fees of $69,000 and legal fees of approximately $43,000. In addition, there was a non-cash charge of $15,000 related to the issuance of stock warrants to the three officers/directors of the Company as compensation for their services. EHC’s general and administrative expenses for the quarter and two quarters ended June 30, 2006 were $259,068 and $531,725, respectively. SSI’s general and administrative expenses for the quarter and two quarters ended June 30, 2006 were $276,450 and $553,241, respectively. ISSI’s general and administrative expenses for the quarter and two quarters ended June 30, 2006 were $220,214 and $814,551, respectively. Going forward, general and administrative expenses should remain relatively constant unless the Company makes an acquisition in which legal and accounting expenses would significantly increase.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s total assets as of June 29, 2007 were $1,372,923, which is comprised of $797,285 cash, a $517,482 certificate of deposit with a maturity of six months, $8,156 in prepaid expenses and a $50,000 note receivable. The Company has approximately $52,000 in current liabilities which consists mainly of legal bills and directors fees. The Company presently anticipates that cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission, evaluating and reviewing possible business ventures and acquisition opportunities and potentially negotiating and consummating any such transactions. The Company believes that it has sufficient cash on hand to meet these cash requirements over a period of twelve months.

Prior to September 28, 2006, the Company’s liquidity needs arose from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company’s primary source of liquidity was cash flow generated internally from operations and from borrowings and sales of securities. The Company’s cash decreased to $797,285 at June 29, 2007 from $828,847 at December 29, 2006.

Cash flow used in operating activities was $114,080 for the two quarters ended June 29, 2007 which included a net loss of $117,367.

Cash provided by investing activities for the two quarters ended June 29, 2007 was $82,518, which consisted of the redemption of $100,000 certificate of deposit less interest earned of $17,482.

There were no financing activities for the two quarters ended June 29, 2007.

On September 28, 2006, in connection with the sale of the Subsidiaries the Company’s line of credit with Citibank was terminated and all outstanding amounts were repaid.

CAUTIONARY FACTORS REGARDING FUTURE OPERATING RESULTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 29, 2007 and for the quarter and two quarters then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report of Form 10-KSB for 2006.

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

The material weakness is the lack of necessary accounting resources to ensure consistently complete and accurate reporting of financial information. The Company does not employ a full time in-house controller or chief financial officer. Consequently, the financial reporting function is decentralized and the effectiveness of the disclosure control procedures for financial reporting are limited. Commencing on September 28, 2006, David Hale ceased to be the Acting Chief Financial Officer and the Company employed Michael Rakusin as the Chief Financial Officer, on a part-time basis. In order to correct this deficiency upon the conclusion of an acquisition, management plans to seek additional qualified in house accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter. The Company is not presently conducting any operations and does not anticipate conducting operations prior to an acquisition.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any material legal proceedings, nor to our knowledge, is there any proceedings threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any unregistered equity securities within the past three years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

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

INTERNATIONAL SMART SOURCING, INC.

August 3, 2007	/S/David Hale
Date	David Hale
Chairman, President
(principal executive officer)

August 3, 2007	/S/Michael Rakusin
Date	Michael Rakusin
Chief Financial Officer