Form 10QSB
period 2007-09-28
INTERNATIONAL SMART SOURCING INC
filed 2007-11-09
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 28, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

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

As of November 7, 2007, the Registrant had 18,899,435 shares of its Common Stock, $.001 par value, issued and 10,974,435 outstanding.

INTERNATIONAL SMART SOURCING, INC.

FORM 10-QSB

SEPTEMBER 28, 2007

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1 -	Financial Statements (unaudited)

	Condensed Balance Sheet	1
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Statements of Cash Flows	3
	Notes to Condensed Consolidated Financial Statements	4-10

Item 2 -	Management's Discussion and Analysis or Plan of Operation	10-14

Item 3 -	Controls and Procedures	14-15

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings	16
Item 2 –	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3 -	Defaults Upon Senior Securities	16
Item 4 -	Submission of Matters to a Vote of Security Holders	16
Item 5 -	Other Information	16
Item 6 -	Exhibits	16

SIGNATURES		17

CERTIFICATIONS

INTERNATIONAL SMART SOURCING, INC.
CONDENSED BALANCE SHEET
(A Development Stage Company)
(UNAUDITED)
SEPTEMBER 28, 2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$715,868
Certificate of deposit	523,253
Prepaid expenses	7,381
Note receivable	50,000

TOTAL ASSETS	$1,296,502

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,622

TOTAL LIABILITIES	5,622

SHAREHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 1,000,000 shares authorized,
no shares issued or outstanding	-
Common Stock, $.001 par value, 100,000,000 shares authorized,
18,899,435 issued and 10,974,435 outstanding	18,899
Additional paid-in capital	8,254,495
Accumulated deficit	(5,094,144)
Deficit accumulated during the development stage	(224,120)
2,955,130
Less: Treasury Stock, at cost, 7,925,000 shares	(1,664,250)

TOTAL SHAREHOLDERS' EQUITY	1,290,880

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$1,296,502

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative from
					September 29, 2006
					(Inception of
	Quarter Ended		Three Quarters Ended		development stage)
	September 28,	September 29,	September 28,	September 29,	to September 28,
	2007	2006	2007	2006	2007
NET SALES	$-	$3,509,706	$-	$10,698,277	$-
COST OF GOODS SOLD	-	2,131,743	-	6,581,639	-

GROSS PROFIT	-	1,377,963	-	4,116,638	-

OPERATING EXPENSES
Selling	-	506,979	-	1,425,462	-
General and administrative	41,615	784,927	193,339	2,684,581	260,198
TOTAL OPERATING EXPENSES	41,615	1,291,906	193,339	4,110,043	260,198

(LOSS) INCOME FROM OPERATIONS	(41,615)	86,057	(193,339)	6,595	(260,198)

OTHER INCOME (EXPENSE)
Interest income	11,413	1,864	45,770	9,772	46,305
Other income	-	2,989	-	11,093	-
Interest expense	-	(53,056)	-	(100,399)
Other expense	-	(29,723)	-	(39,360)	-
Gain on sale of subsidiaries	-	1,047,920	-	1,047,920	-
TOTAL OTHER INCOME (EXPENSE)	11,413	969,994	45,770	929,026	46,305

(LOSS) INCOME BEFORE PROVISION
FOR INCOME TAX	(30,202)	1,056,051	(147,569)	935,621	(213,893)
Income tax	-	-	-	-	(10,227)

NET (LOSS) INCOME	$(30,202)	$1,056,051	$(147,569)	$935,621	$(224,120)

Earnings per share of common stock:

Net (loss) income per share - Basic and diluted	$(0.00)	$0.06	$(0.01)	$0.05

Weighted average number of shares of common
stock outstanding - Basic and diluted	10,974,435	18,812,347	10,974,435	18,870,406

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative from
			September 29, 2006
			(Inception of
	Three Quarters Ended		development stage)
	September 28,	September 29,	to September 28,
	2007	2006	2007
Cash flows from operating activities:
Net (loss) income	$(147,569)	$935,621	$(224,120)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Non-cash compensation expense related
to issuance of warrants	15,000	-	15,000
Depreciation and amortization	-	62,584	-
Bad debt expense	-	7,755	-
Gain on sale of subsidiaries	-	(1,047,920)
Inventory reserve	-	276,025	-

Changes in operating assets and liabilities:
Accounts receivable	-	117,961	-
Inventories	-	(135,776)	-
Prepaid expenses and other current assets	(7,381)	(253,827)	(7,381)
Accounts payable and accrued expenses	(39,549)	4,495	5,622
Deferred revenue	-	(738)	-
Accrued severance	-	199,500	-
Income taxes payable	(10,227)	-	-
Total adjustments	(42,157)	(769,941)	13,241

Net cash (used in) provided by operating activities	(189,726)	165,680	(210,879)

Cash flows from (used in) investing activities:
Expenditures for property and equipment	-	(55,490)	-
Proceeds from sale of subsidiaries	-	1,450,000
Cash sold in sale of subsidiaries	-	(669,934)
Purchase of certificate of deposit	-	-	(600,000)
Interest earned on certificate of deposit	(23,253)	-	(23,253)
Net proceeds from maturity of certificate of deposit	100,000	-	100,000

Net cash provided by (used in) investing activities:	76,747	724,576	(523,253)

Cash flows from financing activities:
Capital lease repayments	-	(5,650)	-
Proceeds from line of credit - net	-	185,024	-
Principal payments of long term debt	-	(159,436)	-
Change in restricted cash	-	257,294	-

Net cash provided by financing activities	-	277,232	-

Net (decrease) increase in cash and cash equivalents	(112,979)	1,167,488	(734,132)

Cash and cash equivalents - beginning of period	828,847	282,512	1,450,000

Cash and cash equivalents - end of period	$715,868	$1,450,000	$715,868

See notes to condensed consolidated financial statements.

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE QUARTERS ENDED SEPTEMBER 28, 2007

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim unaudited financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and related footnotes included in the International Smart Sourcing, Inc. and its subsidiaries’ (the “Company” or “ISSI”) annual report on Form 10-KSB for the year ended December 29, 2006. As disclosed in Note 2 below, the Company sold its operating subsidiaries on September 28, 2006. Accordingly, the accompanying financial statements reflect the condensed consolidated results of operations with such subsidiaries through the date of sale.

In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 28, 2007 and the results of operations and cash flows for the periods shown have been included.

The results of operations for the quarter and three quarters ended September 28, 2007, are not necessarily indicative of the results to be expected for the full year ending December 28, 2007.

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

The “Three quarters ended September 28, 2007” represents the period from December 30, 2006 to September 28, 2007. The “Quarter ended September 28, 2007” represents the period from June 30, 2007 to September 28, 2007. The “Three quarters ended September 29, 2006” represents the period from December 31, 2005 to September 29, 2006. The “Quarter ended September 29, 2006” represents the period from July 1, 2006 to September 29, 2006.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

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

On March 28, 2007, the Board of Directors approved the grant of warrants (the “Warrants”) to the Company’s three executive officers, Messrs David Hale, President and Chairman of the Company’s Board of Directors; Richard A. Peters, Secretary; and Michael S. Rakusin, Chief Financial Officer (collectively referred to herein as the “Executive officers”), who are currently serving the Company without receiving compensation for their services as officers. The Executive Officers also comprise all of the directors of the Company.

The Warrants were granted to compensate the Executive Officers for their services provided to the Company subsequent to the sale of the Subsidiaries and to induce them to continue serving as officers. Currently each of the directors of the Company also receives compensation of $500 per month for their services as directors.

The Warrants issued to each of the Executive Officers entitles each Executive Officer to purchase 100,000 shares of common stock of ISSI at an exercise price of $0.20 per share. The market price on March 28, 2007 was $0.16 per share. The exercise price and the number of shares which may be purchased upon exercise of a Warrant are subject to adjustment in certain circumstances. The Warrants were fully vested and exercisable on the date of grant and expire five years from such date. Neither the Warrants nor the shares of common stock issuable upon the exercise of the Warrants hereof have been registered under the Securities Act of 1933, as amended and have been issued in reliance upon an exemption from the registration requirements of that Act.

The fair value of each stock warrant grant is estimated based upon grant date fair value using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock warrants granted during the three quarters ended September 28, 2007: (i) annual dividends of $0.00, (ii) expected volatility of 37.96%, (iii) risk-free interest rate of 4.50%, and (iv) expected warrant lives of five years for the three quarters ended September 28, 2007. The weighted average fair value of the stock warrants granted for the three quarters ended September 28, 2007 was $0.05. There were 300,000 warrants granted during the three quarters ended September 28, 2007.

Accordingly, the Company has valued the warrants at their fair value and has recorded a charge to operations in the amount of $15,000 which is included in general and administrative expenses in the accompanying condensed consolidated financial statements.

The Company did not record any compensation expenses for the three quarters ended September 29, 2006 since all options were fully vested as of December 31, 2004 and no options were granted from December 17, 2004 through December 31, 2006.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and certificate of deposits. At times, the cash in any one bank account may exceed the Federal Deposit Insurance Corporation’s (the “FDIC”) $100,000 limit. At September 28, 2007, the Company was over the FDIC limit. The Company places its cash with high credit quality financial institutions. The Company does not believe it is exposed to any significant credit risk on cash or cash equivalents.

5.	SEGMENT AND GEOGRAPHIC INFORMATION

Prior to the sale of the Subsidiaries on September 28, 2006, the Company viewed its operations as principally two segments: the manufacturing and distribution of injection molded plastic components (EHC) and the outsourcing of manufacturing of plastic, metal and electrical components and their assemblies (SSI). The segments shared a common workforce and office headquarters. The Company also allocated overhead charges among the segments. Overhead items that were specifically identifiable to a particular segment were applied to such segment. The Company’s segment information for the quarter and three quarters ended September 29, 2006, is as follows:

	Distribution		Corporate
	and		and
	Manufacturing	Outsourcing	Other	Consolidated
Three quarters ended September 29, 2006
Net Sales	$4,682,171	$6,016,106	$-	$10,698,277
Cost of Goods Sold	2,152,213	4,429,426	-	6,581,639
Gross Profit	$2,529,958	$1,586,680	$-	$4,116,638
Gross Profit %	54.0%	26.4%	-	38.5%
Segment Net Income	$652,325	$161,560	$121,736	$935,621

	Distribution		Corporate
	and		and
	Manufacturing	Outsourcing	Other	Consolidated
Quarter ended September 29, 2006
Net Sales	$1,506,013	$2,003,693	$-	$3,509,706
Cost of Goods Sold	705,773	1,425,970	-	2,131,743
Gross Profit	$800,240	$577,723	$-	$1,377,963
Gross Profit %	53.1%	28.8%	-	39.3%
Segment Net Income	$121,501	$106,543	$828,007	$1,056,051

6.	INCOME TAXES

The Company utilized its net operating loss (“NOL”) to eliminate all of its regular income tax in fiscal 2006; the NOL had previously been fully reserved. The Company’s income tax provision in fiscal 2006 relates to the Federal Alternative Minimum Tax as well as minimum state taxes. Due to the sale of the Subsidiaries, the remaining NOL, of approximately $1,800,000, was deemed transferred in the sale. As a result, the Company has no remaining NOL. Also as a result of the Transaction, the primary deferred tax asset and the NOL, ceased to exist and the entire valuation allowance has been eliminated.

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

The Company has identified its federal tax return and its state tax return in New York State as “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended 2003 through 2006, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Consequently, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company classifies interest and penalties related to unrecognized tax benefits in other expenses. The Company did not receive interest or incur penalties during the quarter and three quarters ended September 28, 2007.

7.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. For the quarter and three quarters ended September 28, 2007, the Company had approximately 7.7 million warrants that were not included in the dilutive loss per share calculation even though the market price went above the $0.20 per share, the exercise price of the warrants during the quarter. The Company had a net loss during the three quarters ended September 28, 2007 and any adjustment would have been antidilutive. For the quarter and three quarters ended September 29, 2006, the Company had approximately 3.8 million stock options and approximately 7.4 million warrants that were not included in the dilutive loss per share calculation because the exercise price of these securities was greater than the average market price of the common stock for the period. As a result of the sale of the subsidiaries on September 28, 2006, all unexercised stock options were terminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Sale of the Subsidiaries

On September 28, 2006, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company voted in favor of a proposal to sell the capital shares of the Company’s Subsidiaries, Electronic Hardware Corp., Smart Sourcing, Inc., and Compact Disc Packaging Corp.,, to ISSI Holdings LLC and approved and adopted the Stock Purchase Agreement by and between the Company and ISSI Holdings LLC, dated May 8, 2006, as amended. The consent of the majority of the stockholders of the Company as well as the consent of the majority of the stockholders not affiliated with ISSI Holdings LLC was a requirement of the Stock Purchase Agreement and was obtained at the annual meeting of stockholders.

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

On July 10, 2007, the Company entered into a nonbinding letter of intent for the acquisition of RPT, a New York-based limited liability company consisting of several companies in the real estate information business. RPT has over 30 years of experience servicing customers in the Title Insurance Industry.

The letter of intent states that the Company agrees to purchase 100% of the capital stock of RPT for the issuance of 40,000,000 shares of common stock of the Company and 80 shares of Series C Preferred Stock of the Company. The acquisition is subject to the completion of a due diligence review and execution of definitive agreements.

The letter of intent was filed as an exhibit to the Company’s current report on Form 8-K, filed with the Commission on July 13, 2007.

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

The agreement was filed as an exhibit to the Company’s current report on Form 8-K, filed with the Commission on July 27, 2007.

RESULTS OF OPERATIONS

As compared with the quarter and three quarters ended September 29, 2006, the quarter and three quarters ended September 28, 2007 reflect that the Company has had no operations since the sale of the Subsidiaries on September 28, 2006. As a result of the sale of the Subsidiaries, the Company is currently in the development stage and exists as a shell company.

NET SALES AND GROSS PROFIT

There were no sales for the quarter and three quarters ended September 28, 2007 compared to sales of $3,509,706 for the quarter ended September 29, 2006 and $10,698,277 for the three quarters ended September 29, 2006 from which the Company realized a gross profit percentage of 39.3% and 38.5%, respectively. Net sales for EHC for the quarter and three quarters ended September 29, 2006 were $1,506,013 and $4,682,171, respectively, which realized a gross profit percentage of 53.1% and 54.0%, respectively. Net sales for SSI for the quarter and three quarters ended September 29, 2006 were $2,003,693 and $6,016,106, respectively, which realized a gross profit percentage of 28.8% and 26.4%, respectively.

OPERATING EXPENSES

Selling

Selling expenses for the quarter and three quarters ended September 28, 2007 were $0 as compared to $506,979 and $1,425,462 for the quarter and three quarters ended September 29, 2006, respectively. EHC’s selling expenses for the quarter and three quarters ended September 29, 2006 were $302,479 and $800,825, respectively. SSI’s selling expenses for the quarter and three quarters ended September 29, 2006 were $192,541 and $595,145, respectively.

General, and Administrative Expenses

General and administrative expenses for the quarter and three quarters ended September 28, 2007 were $41,615 and $193,339, respectively, as compared to $784,927 and $2,684,581 for the quarter and three quarters ended September 29, 2006, respectively. The decrease of $743,312 and $2,491,242 is a result of the sale of the Subsidiaries on September 28, 2006. As a result of the sale, the Company currently is in the development stage and exists as a shell company with only minimal general and administrative expenses. During the three quarters ended September 28, 2007, the Company had accounting fees of $87,000 and legal fees of approximately $50,000 in connection with the annual and quarterly SEC filings. In addition, there was a non-cash charge of $15,000 related to the issuance of stock warrants to the three officers/directors of the Company as compensation for their services, $13,500 for director’s fees, $14,000 in office expenses and $6,000 for insurance. EHC’s general and administrative expenses for the quarter and three quarters ended September 29, 2006 were $285,049 and $816,774, respectively. SSI’s general and administrative expenses for the quarter and three quarters ended September 29, 2006 were $274,120 and $827,361, respectively. ISSI’s general and administrative expenses for the quarter and three quarters ended September 29, 2006 were $225,758 and $1,040,309, respectively. Going forward, general and administrative expenses should remain relatively constant unless the Company makes an acquisition in which legal and accounting expenses would significantly increase.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s total assets as of September 28, 2007 were $1,296,502, which is comprised of $715,868 cash, a $523,253 certificate of deposit with a maturity of six months, $7,381 in prepaid expenses and a $50,000 note receivable. The Company has approximately $5,600 in current liabilities which consists mainly of legal bills and office expenses. The Company presently anticipates that cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the Commission, evaluating and reviewing possible business ventures and acquisition opportunities and potentially negotiating and consummating any such transactions. The Company believes that it has sufficient cash on hand to meet these cash requirements over a period of twelve months.

Prior to September 28, 2006, the Company’s liquidity needs arose from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company’s primary source of liquidity was cash flow generated internally from operations and from borrowings and sales of securities. The Company’s cash decreased to $715,868 at September 28, 2007 from $828,847 at December 29, 2006.

Cash flow used in operating activities was $189,726 for the three quarters ended September 28, 2007 which included a net loss of $147,569.

Cash provided by investing activities for the three quarters ended September 28, 2007 was $76,747, which consisted of the redemption of $100,000 certificate of deposit less interest earned of $23,253.

There were no financing activities for the three quarters ended September 28, 2007.

On September 28, 2006, in connection with the sale of the Subsidiaries, the Company’s line of credit with Citibank was terminated and all outstanding amounts were repaid.

CAUTIONARY FACTORS REGARDING FUTURE OPERATING RESULTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 28, 2007 and for the quarter and three quarters then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report of Form 10-KSB for the year ended December 29, 2006, filed with the Commission on March 29, 2007.

Certain statements contained in this report, including, without limitation, statements containing the words, “likely”, “forecast”, “project”, “believe”, “anticipate”, “expect”, and other words of similar meaning, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments. In addition to forward-looking statements contained in this quarterly report on Form 10-QSB, the following forward-looking factors could cause our future results to differ materially from our forward-looking statements: competition, capital resources, credit resources and funding.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (as defined in Securities and Exchange Act of 1934 Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

The Company has designed its disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within time periods specified in SEC rules and forms. The Company has also designed its disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation and the material weaknesses described below, our Principal Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this quarterly report on Form 10-QSB our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic Commission filings within the required time period. Additionally, the Company’s principal executive officers and principal financial officers have concluded that such controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management of the Company, including the Company's respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control over Financial Reporting

We are not an accelerated filer (as defined in the Exchange Act) and are not required to deliver management’s report on control over financial reporting until our fiscal year ended December 28, 2007. The Company’s management is responsible for designing and maintaining an effective system of internal control over financial reporting. We designed this system to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with generally accepted accounting principles under management’s direction and that financial records are reliable to prepare financial statements. Nevertheless, our independent public accountants have identified certain matters that would constitute a material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

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

We believe that for reasons described above, we will be able to improve our disclosure controls and procedures and remedy this material weakness identified above. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. We believe that these new management plans related to controls and procedures will provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with generally accepted accounting principles under management’s direction and that financial records are reliable to prepare financial statements.

Changes in Internal Controls over Financial Reporting

Subsequent to the sale of its subsidiaries on September 28, 2006, the Company is a shell company with three officers/directors who are responsible for its financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any material legal proceedings, nor to our knowledge, are there any proceedings threatened against us.

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

INTERNATIONAL SMART SOURCING, INC.

November 7, 2007	/S/David Hale

Date	David Hale
Chairman, President
(Principal Executive Officer)

November 7, 2007	/S/Michael Rakusin

Date	Michael Rakusin
Chief Financial Officer