Form 10KSB
period 2007-12-31
INTERNATIONAL SMART SOURCING INC
filed 2008-03-12
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2007

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
Common stock, Par value $.001
Common Stock Purchase Warrants

Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act
YES ☐ NO ☑

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
YES ☑ NO ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
YES ☑ NO ☐

The issuer’s net sales for the most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 3, 2008 was approximately $3,841,052. As of March 3, 2008, the Registrant had 18,899,435 shares of its Common Stock, $0.001 par value, issued and 10,974,435 outstanding.

Exhibit 23.1	INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S CONSENT

Exhibit 31.1	SECTION 302 CERTIFICATION

Exhibit 31.2	SECTION 302 CERTIFICATION

Exhibit 32.1	CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.2	CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I

Item 1. Description of Business

The Company

Prior to the sale of the subsidiaries of International Smart Sourcing, Inc. on September 28, 2006, as described below, the Company was organized as a holding company for its three wholly owned subsidiaries (together with International Smart Sourcing, Inc. referred to herein as “ISS” or the “Company”):

  Electronic Hardware Corp. (“EHC”)

  Smart Sourcing, Inc. (formerly, International Plastic Technologies Inc.) (“SSI”), and

  Compact Disc Packaging Corp. (“CDP” and together with EHC and SSI, the “Subsidiaries”).

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

The Company maintains its principal executive offices at 320 Broad Hollow Road, Farmingdale, New York 11735. The Company’s telephone number is (631) 293-4650.

Sale of the Subsidiaries

On September 28, 2006, at the Annual Meeting of shareholders of the Company, the stockholders of the Company voted in favor of a proposal to sell the capital shares of the Subsidiaries to ISSI Holdings LLC (the “Transaction”) and approved and adopted the Stock Purchase Agreement by and between the Company and ISSI Holdings LLC, dated May 8, 2006, as amended (the “Stock Purchase Agreement”). The consent of the majority of the stockholders of the Company as well as the consent of the majority of the shareholders not affiliated with ISSI Holdings LLC was a requirement of the Stock Purchase Agreement and was obtained at the annual meeting of shareholders.

The closing of the Transaction occurred immediately upon the conclusion of the annual meeting of shareholders. Pursuant to the Stock Purchase Agreement, the Company sold to ISSI Holdings LLC all of the shares of the common stock of the Subsidiaries in exchange for: (i) the total sum of $1,500,000, (ii) 7,925,000 shares of common stock of the Company owned by certain members and/or managers of ISSI Holdings LLC who were also officers and/or directors of the Company immediately prior to the closing of the Transaction and their spouses, and (iii) the assumption by ISSI Holdings LLC of certain other outstanding obligations of the Company.

Plan of Operations

Until the sale of the Subsidiaries on September 28, 2006, the Company was a holding company and the shares of the Subsidiaries held by the Company constituted substantially all of the Company’s assets. Accordingly, since the sale of the Subsidiaries, the Company has existed as a shell company with no subsidiaries and no business operations. The Company’s plan of operation is to seek a target company with which to merge or to complete a business combination. In any transaction, management anticipates that the Company would be the surviving legal entity and the shareholders of the Company would retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by the shareholders will be negotiated by management and the target company.

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

The letter of intent stated that the Company agreed to purchase 100% of the capital stock of RPT for the issuance of 40,000,000 shares of common stock of the Company and 80 shares of Series C Preferred Stock of the Company. The acquisition was to be subject to the completion of a due diligence review and execution of definitive agreements. On January 25, 2008, the Company and RPT mutually agreed to terminate this letter of intent.

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

The Subsidiaries Prior to September 28, 2006

Prior to the sale of the Subsidiaries on September 28, 2006, the following existed as Subsidiaries of the Company:

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

Segment Information

Segment information is set forth in Note 12 to the Consolidated Financial Statements referred to in the “Financial Statements” section hereof and incorporated herein by reference.

Item 2. Description of Property

Prior to the Transaction, the Company leased its premises in Farmingdale, New York from K&G Realty, which is owned by David Kassel, a former CEO and shareholder of the Company prior to the sale of the Subsidiaries, and Harry Goodman, an officer and shareholder of the Company, prior to the sale of the Subsidiaries.

The Company currently maintains offices at 320 Broadhollow Road, Farmingdale, New York 11735 but has not entered into a lease agreement with K&G Realty for such premises. Currently, the Company does not pay rent for the premises it occupies.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2007.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters

The Company completed its initial public offering pursuant to a Registration Statement on Form SB-2 (Registration No. 333-48701), which was declared effective by the SEC on April 23, 1999. As of February 28, 2008, the Company had issued 18,899,435 shares of common stock, $.001 par value, of which 10,974,435 are outstanding. The Company’s common stock is traded on the NASDAQ Over the Counter Bulletin Board under the symbol ISSG.

The following table sets forth the high and low bid prices for the common stock as reported on the NASDAQ Over the Counter Bulletin Board. The high and low bid prices reflect inter-dealer prices, without mark-up, markdown or commission, and may not represent actual transactions.

	Common Stock Sale Prices
Fiscal 2007	High	Low
First Quarter	0.18	0.12
Second Quarter	0.34	0.17
Third Quarter	0.37	0.23
Fourth Quarter	0.45	0.30
	Common Stock Sale Prices
Fiscal 2006	High	Low
First Quarter	0.35	0.23
Second Quarter	0.34	0.18
Third Quarter	0.21	0.14
Fourth Quarter	0.18	0.12

On March 3, 2008, based on the records of Continental Stock Transfer and Trust Company, there were approximately 111 holders of record but 207 beneficial holders of the Company’s 10,974,435 outstanding shares of common stock.

On March 3, 2008, the last sale price of the Common Stock as reported on the NASDAQ Bulletin Board was $ 0.35 per share.

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

Warrants

The Company currently has 1,727,400 common stock purchase warrants outstanding, exercisable for a total of 7,657,733 shares of common stock, which were issued by the Company as follows:

1,427,400 warrants remain of the 1,437,500 warrants issued in the initial public offering of the Company in April 1999 (“IPO Warrants”), as described below. In 2001, 10,100 IPO Warrants were exercised.

On March 28, 2007, the Board of Directors of the Company approved the grant of 300,000 warrants (the “Warrants”) to the Company’s three executive officers, Messrs David Hale, President and Chairman of the Company’s Board of Directors; Richard A. Peters, Secretary; and Michael S. Rakusin, Chief Financial Officer (collectively referred to herein as the “Executive Officers”), who are currently serving the Company without receiving compensation for their services as officers. The Executive Officers also serve as the Company’s Directors.

The Warrants were granted to compensate the Executive Officers for their services provided to the Company subsequent to the sale of the Subsidiaries and to induce them to continue serving as officers. Currently the Executive Officers also receive compensation, in the amount of $500 per month, for serving as the Company’s Directors.

The Warrants issued to each of the Executive Officers entitles each Executive Officer to purchase 100,000 shares of common stock of ISSI at an exercise price of $0.20 per share. The market price on February 29, 2008 was $0.35 per share. The exercise price and the number of shares which may be purchased upon exercise of a Warrant are subject to adjustment in certain circumstances. The Warrants were fully vested and exercisable on the date of grant and expire five years from such date. Neither the Warrants nor the shares of common stock issuable upon the exercise of the Warrants hereof have been registered under the Securities Act of 1933, as amended, and have been issued in reliance upon an exemption from the registration requirements of that Act.

The fair value of each stock warrant grant is estimated based upon the grant date fair value using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock warrants granted during the year ended December 31, 2007: (i) annual dividends of $0.00, (ii) expected volatility of 37.96%, (iii) risk-free interest rate of 4.50%, and (iv) expected warrant lives of five years for the year ended December 31, 2007. The weighted average fair value of the stock warrants granted for the year ended December 31, 2007 was $0.05. There were 300,000 warrants granted during the year ended December 31, 2007.

Accordingly, the Company has valued the warrants at their fair value and has recorded a charge to operations in the amount of $15,000 which is included in general and administrative expenses in the accompanying consolidated financial statements.

IPO Warrants

On December 4, 2006, the Company reduced the total exercise price of each IPO Warrant from $4.85 to $1.03092756 (i.e. $0.20 per share of common stock). As a result, each IPO Warrant now entitles the holder of the IPO Warrant to purchase 5.1546378 shares of the Company’s common stock at a total price of $1.03092756. The Company has extended the expiration date of the Warrants by three years, from April 23, 2007 until April 23, 2010. The other terms of the IPO Warrants have not been changed. Accordingly, all of the IPO Warrants collectively, may be exercised for a total of 7,357,733 shares of common stock at a collective price of $1,471,546.

Registration of Shares Underlying the IPO Warrants

The registration for the shares of common stock issuable upon exercise of the IPO Warrants and the underwriter warrants expired in April 2001. On September 27, 2004, the Securities and Exchange Commission (the “SEC”) declared effective the registration statement for the common stock issuable upon the exercise of the IPO Warrants.

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

Dividend Policy

The Company intends to retain future earnings for use in its business for the foreseeable future. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other relevant factors.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The information set forth in Management’s Discussion and Analysis of financial condition and results of operations (the “MD&A”) contains certain “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including among others (a) expected changes in the Company’s revenues and profitability, (b) prospective business opportunities, and (c) the Company’s strategy for financing its business. Forward-Looking statements are statements other than historical information or statements of current condition. Some Forward-Looking statements may be identified by the use of terms such as “believes,” “anticipates,” “intends,” or “expects.” These Forward-Looking statements relate to plans, objectives and expectations of the Company for future operations.

Although the Company believes that its expectations with respect to the Forward-Looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of Forward-Looking Statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

This discussion and analysis should be read in conjunction with the Company’s financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-KSB. The following financial information for the years ended December 31, 2007 and 2006 should be considered with the knowledge that due to the sale of the Subsidiaries on September 28, 2006, the Company had no sales and significantly reduced expenses during the year ended December 31, 2007 and during the fourth quarter of 2006. The Company operated as a shell company with only administrative expenses from September 29, 2006 through December 31, 2007.

Plan of Operations

The Company presently anticipates that cash requirements during the next twelve months will be used to maintain the corporate entity, comply with the periodic reporting requirements of the SEC, evaluate and review possible business ventures and acquisition opportunities and potentially negotiate and consummate any such transactions. The Company believes that it has sufficient cash on hand to meet these cash requirements for the next twelve months.

Results of Operations

For the year ended December 31, 2006, amounts presented are for operations prior to the sale of the Subsidiaries on September 28, 2006, except were indicated. As a result of the sale of the Subsidiaries, the Company had no operations during the fiscal year ended December 31, 2007.

Net Sales and Gross Profit

There were no sales for the year ended December 31, 2007 compared to net sales of $10,698,277 for the year ended December 31, 2006 from which the Company realized a gross profit of 38.5%. Net sales for EHC for the year ended December 31, 2006 were $4,682,171 which realized a gross profit of 54.0%. Net sales for SSI for the year ended December 31, 2006 were $6,016,106 which realized a gross profit of 26.4%. The decline in net sales and gross profit was a result of the sale of the Subsidiaries.

Selling Expenses

Selling expenses for the year ended December 31, 2007 were $0 as compared to $1,425,838 for the year ended December 31, 2006. EHC’s selling expenses for the year ended December 31, 2006 were $800,825. SSI’s selling expenses for the year ended December 31, 2006 were $595,145. ISSI’s selling expenses were $29,868 for the year ended December 31, 2006. The decline in selling expenses for the year ended December 31, 2007 was the result of the sale of the Subsidiaries.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2007 were $225,875 as compared to $2,751,064 for the year ended December 31, 2006. As a result of the sale of the Subsidiaries, the Company is currently in the development stage and exists as a shell company with only minimal general and administrative expenses. During the year ended December 31, 2007, the Company had accounting fees of $100,175 and legal fees of approximately $60,000 in connection with its annual and quarterly SEC filings. In addition, there was a non-cash charge of $15,000 related to the issuance of common stock purchase warrants to the three officers/directors of the Company as compensation for their services, $18,000 in director’s fees, $17,000 in office expenses and $9,200 for insurance. EHC’s general and administrative expenses for the year ended December 31, 2006 were $816,774. SSI’s general and administrative expenses for the year ended December 31, 2006 were $827,361. ISSI’s general and administrative expenses for the year ended December 31, 2006 were $1,106,792. For the foreseeable future, general and administrative expenses should remain relatively constant unless the Company makes an acquisition in which case legal and accounting expenses may significantly increase.

Income Tax

The sale of the Subsidiaries resulted in a minimal tax liability. Also as a result of the sale, the primary deferred tax asset and the net operating loss (“NOL”) cease to exist and the entire valuation allowance has been eliminated as of December 31, 2006. The Company has a NOL for tax purposes of approximately $169,000 at December 31, 2007.

Liquidity and Capital Resources

The Company’s total assets as of December 31, 2007 were $1,274,849, which is comprised primarily of $689,637 cash, a $529,088 certificate of deposit with a maturity of six months and a $50,000 note receivable. On February 15, 2008, the Company received payment of $53,233 from Charter Fabric for the principal and accrued interest on the note receivable. The Company has approximately $5,000 in current liabilities which consist mainly of legal bills and office expenses. The Company presently anticipates that cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission, evaluating and reviewing possible business ventures and acquisition opportunities and potentially negotiating and consummating any such transactions. The Company believes that it has sufficient cash on hand to meet these cash requirements over a period of twelve months.

Prior to September 28, 2006, the Company’s liquidity needs arose from working capital requirements, capital expenditures, and principal and interest payments. Historically, the Company’s primary source of liquidity was cash flow generated internally from operations and from borrowings and sales of securities. The Company’s cash decreased to $689,637 at December 31, 2007 from $828,847 at December 31, 2006.

Cash flow used in operating activities was $239,210 for the year ended December 31, 2007 which included a net loss of $168,615.

Cash provided by investing activities for the year ended December 31, 2007 was $100,000, which consisted of the redemption of certificate of deposit.

There were no financing activities for the year ended December 31, 2007.

On September 28, 2006, in connection with the sale of the Subsidiaries the line of credit with Citibank was terminated and all outstanding amounts were repaid.

Cautionary Factors Regarding Future Operating Results

The matters discussed in this Annual Report on Form 10-KSB other than historical material are forward-looking statements. Any such forward-looking statements are based on current expectations of future events and are subject to risks and uncertainties which could cause actual results to vary materially from those indicated. Actual results could differ due to a number of factors, including negative developments relating to unforeseen delays in completing a business combination or merger. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

Critical Accounting Policies or Estimate

The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Preparation of the financial statements in accordance with GAAP requires that the Company make estimates, using available data and its judgment for such things as valuing assets, accruing liabilities, and estimating expenses. The following is a list of what the Company believes are the most critical estimations that it makes when preparing the financial statements.

Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Accounts Receivable – Allowance for Doubtful Accounts

Prior to the sale of the Subsidiaries on September 28, 2006, the Company routinely reviewed its accounts receivable by customer account aging to determine the collectibility of the accounts based on information it receive from the customer, past history, and economic conditions. In doing so, the Company adjusted its allowance accordingly to reflect the cumulative amount that it felt was uncollectible. After September 28, 2006, the Company has existed as a shell company and has no accounts receivable.

Inventories – Slow Moving and Obsolescence

Prior to the sale of the Subsidiaries on September 28, 2006, the Company estimated and reserved amounts related to slow moving and obsolete inventories that result from changing market conditions. It developed its estimates based on the quantity and quality of individual classes of inventory compared to historical and projected sales trends. Inventory, prior to the sale of the subsidiaries on September 28, 2006, had been reduced by a reserve of $276,025, based on the Company’s assessment of probable exposure related to excess and obsolete inventories. Major uncertainties in the Company’s estimation process included future industry and economic trends, future needs of its customers, its ability to retain or replace its customer base, and other competitive changes in the market place. After September 28, 2006, the Company has existed as a shell company and has no inventory.

Item 7. Financial Statements

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F–1

Balance Sheet	F–2

Consolidated Statements of Operations	F–3

Consolidated Statements of Changes in Shareholders’ Equity	F–4

Consolidated Statements of Cash Flows	F–5

Notes to Consolidated Financial Statements	F–6 to F–17

10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
International Smart Sourcing, Inc.
Farmingdale, New York

We have audited the accompanying balance sheet of International Smart Sourcing, Inc. (a development stage company) (the “Company”), as of December 31, 2007 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2007 and 2006 and for the period from September 29, 2006 (inception of development stage) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Smart Sourcing, Inc. as of December 31, 2007, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from September 29, 2006 (inception of development stage) to December 31, 2007, in conformity with United States generally accepted accounting principles.

/s/Marcum & Kliegman LLP
Marcum & Kliegman LLP

New York, New York
March 12, 2008

F–1

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
BALANCE SHEET

DECEMBER 31, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$689,637
Certificate of deposit	529,088
Prepaid expenses	6,124
Note Receivable	50,000

TOTAL ASSETS	$1,274,849

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,015

TOTAL LIABILITIES	5,015

SHAREHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 1,000,000 shares authorized,
no shares issued or outstanding	-
Common Stock, $.001 par value, 100,000,000 shares authorized,
18,899,435 issued and 10,974,435 outstanding	18,899
Additional paid-in capital	8,254,495
Accumulated deficit	(5,094,144)
Deficit accumulated during the development stage	(245,166)
2,934,084
Less: Treasury Stock, at cost, 7,925,000 shares	(1,664,250)

TOTAL SHAREHOLDERS' EQUITY	1,269,834

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,274,849

The accompanying notes are an integral part of these financial statements.

The Accompanying Notes Are an Integral Part of these Financial Statements

F–2

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative from
	For the		September 29, 2006
	Years Ended		(Inception of
	December 31,	December 31,	development stage)
	2007	2006	to December 31, 2007
NET SALES	$-	$10,698,277	$-
COST OF GOODS SOLD	-	6,581,639	-
GROSS PROFIT	-	4,116,638	-
OPERATING EXPENSES
Selling	-	1,425,838	-
General and administrative	225,875	2,751,064	292,734
TOTAL OPERATING EXPENSES	225,875	4,176,902	292,734
(LOSS) FROM OPERATIONS	(225,875)	(60,264)	(292,734)
OTHER INCOME (EXPENSE)
Interest income	57,260	10,307	57,795
Other income	-	11,093	-
Interest expense	-	(100,399)	-
Other expenses	-	(39,358)	-
Gain on sale of Subsidiaries	-	1,047,920	-
TOTAL OTHER INCOME	57,260	929,563	57,795
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAX	(168,615)	869,299	(234,939)
Income tax	-	(10,227)	(10,227)
NET (LOSS) INCOME	$(168,615)	$859,072	$(245,166)

Earnings per share of common stock:
Net (loss) income per share - Basic and diluted	$(0.02)	$0.05
Weighted average number of shares of common stock
outstanding - Basic and diluted	10,974,435	16,896,413

The Accompanying Notes Are an Integral Part of these Financial Statements

F–3

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

							Deficit
							Accumuluated
					Additional		During
	Common Stock		Treasury Stock		Paid In	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total
Balance January 1, 2006	18,899,435	$18,899	-	$-	$8,239,495	$(6,029,767)	-	$2,228,627

Shares reaquired pursuant to
stock purchase agreement	-	-	(7,925,000)	(1,664,250)	-	-	-	(1,664,250)
Net Income	-	-	-	-	-	935,623	(76,551)	859,072

Balance December 31, 2006	18,899,435	$18,899	(7,925,000)	$(1,664,250)	$8,239,495	$(5,094,144)	(76,551)	$1,423,449

Non-cash compensation expense
related to issuance of warrants	-	-	-	-	15,000	-	-	15,000
Net loss	-	-	-	-	-	-	(168,615)	(168,615)

Balance December 31, 2007	18,899,435	$18,899	(7,925,000)	$(1,664,250)	$8,254,495	$(5,094,144)	$(245,166)	$1,269,834

The Accompanying Notes Are an Integral Part of these Financial Statements

F–4

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from
			September 29, 2006
	For the Fiscal		(Inception of
	Years Ended		development stage)
	December 31,	December 31,	to December 31,
	2007	2006	2007
Cash flows from operating activities:
Net (loss) income	$(168,615)	$859,072	$(245,166)
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Non-cash expenses related to issuance of warrants	15,000	-	15,000
Interest earned on certificate of deposit	(29,088)	-	(29,088)
Depreciation and amortization	-	62,584	-
Bad debt expense	-	7,755	-
Gain on sales of subsidiaries	-	(1,047,920)	-
Inventory reserve	-	276,025	-
Changes in operating assets and liabilities:
Accounts receivable	-	117,961	-
Inventories	-	(135,776)	-
Prepaid expenses and other current assets	(6,124)	(253,827)	(6,124)
Accounts payable and accrued expenses	(40,156)	49,664	5,015
Accrued severance	0	199,500	-
Deferred revenue	0	(738)	-
Income taxes payable	(10,227)	10,227	-
Total adjustments	(70,595)	(714,545)	(15,197)
Net cash (used in) provided by operating activities	(239,210)	144,527	(260,363)
Cash flows provided by (used in) investing activities:
Proceeds from sale of subsidiaries	-	1,450,000	-
Cash sold in sale of subsidiaries	-	(669,934)	-
Purchase of certificate of deposit	-	(600,000)	(600,000)
Expenditures for property and equipment	-	(55,490)	-
Proceeds from maturity of certificate of deposit	100,000	-	100,000
Net cash provided by (used in) investing activities	100,000	124,576	(500,000)
Cash flows from financing activities:
Capital lease payments	-	(5,650)	-
Proceeds of line of credit - net	-	185,024	-
Principal payments of long-term debt	-	(159,436)	-
Change in restricted cash	-	257,294	-
Net cash provided by financing activities	-	277,232	-
Net (decrease) increase in cash and cash equivalents	(139,210)	546,335	(760,363)
Cash and cash equivalents - beginning of year	828,847	282,512	1,450,000
Cash and cash equivalents - end of year	$689,637	$828,847	$689,637
Cash paid during the year for taxes	$15,904	$-	$15,904

Noncash investing information:
On September 28, 2006, as part of the sale of the subsidiaries, the Company assumed a $50,000 note receivable from Charter Fabrics Inc.
On October 31, 2006, the Company accepted a promissory note from Charter Fabrics Inc. in the amount of $50,000 for the amount due. See Note 2, for the sale transaction.

The Accompanying Notes Are an Integral Part of these Financial Statements

F–5

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and December 31, 2006

1. BASIS OF PRESENTATION

International Smart Sourcing, Inc. (“ISS or the Company”) was incorporated in February 1998 in Delaware as a holding company for the purpose of acquiring the common stock of Electronic Hardware Corp. (“EHC”) and Compact Disc Packaging Corp., (“CDP”), an inactive corporation, in connection with an initial public offering of ISS’s stock (the “Offering”), which was successfully completed in April of 1999. On May 7, 1999 ISS formed a company called Smart Sourcing Inc. (“SSI”), a Delaware corporation. EHC manufactured, distributed and warehoused knobs, dials and pointers. SSI specialized in assisting companies in reducing their cost of manufacturing by outsourcing manufacturing in China.

The Company specialized in the out-sourcing of manufacturing and the manufacturing of injection molded plastic components, products and assemblies. The Company performed the manufacturing and outsourcing functions for its customers, through its United States facilities and through its outsourcing contacts and offices in the People’s Republic of China.

As discussed further in Note 2, on September 28, 2006, the Company sold the operating subsidiaries, EHC and SSI, as well as CDP (collectively, the “Subsidiaries”). Accordingly, the accompanying financial statements reflect the consolidated results of operations with such Subsidiaries through the date of sale. The Company is currently a shell company with no active operations.

2. SALE OF SUBSIDIARIES AND PLAN OF OPERATIONS

Sale of the Subsidiaries

On September 28, 2006, at the Annual Meeting of Shareholders of the Company, the shareholders of the Company voted in favor of a proposal to sell the capital shares of the Subsidiaries, to ISSI Holdings LLC (the “Transaction”) and approved and adopted the stock purchase agreement by and between the Company and ISSI Holdings LLC, dated May 8, 2006, as amended (the “Stock Purchase Agreement”). The consent of the majority of the shareholders of the Company as well as the consent of the majority of the shareholders not affiliated with ISSI Holdings LLC was a requirement of the Stock Purchase Agreement and was obtained at the annual meeting of shareholders.

The closing of the Transaction occurred immediately upon the conclusion of the annual meeting of shareholders. Pursuant to the Stock Purchase Agreement, the Company sold to ISSI Holdings LLC all of the shares of the common stock of the Subsidiaries in exchange for: (i) the total sum of $1,500,000, (ii) 7,925,000 shares of common stock of the Company owned by certain members and/or managers of ISSI Holdings LLC who were also officers and/or directors of the Company immediately prior to the closing of the Transaction and their spouses and (iii) the assumption by ISSI Holdings LLC of certain other outstanding obligations of the Company. At the closing of the Transaction, ISSI Holdings LLC reduced the total cash delivered to the Company by $50,000. The reduction of cash paid at the closing was to offset an increase in the outstanding balance of the line of credit assumed by ISSI Holdings LLC as a result of a certain liability of the Company.

The nature and amount of consideration received by the Company was negotiated by an independent committee of the Board of Directors (the “Board”) which consisted of Richard Peters and Michael Rakusin, the independent directors of the Board at that time. Additionally, Montauk Consulting, Inc. rendered an opinion on the Transaction and deemed the Transaction was fair to the noninterested shareholders.

F–6

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and December 31, 2006 (cont’d)

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

The letter of intent stated that the Company agreed to purchase 100% of the capital stock of RPT for the issuance of 40,000,000 shares of common stock of the Company and 80 shares of Series C Preferred Stock of the Company. The acquisition was to be subject to the completion of a due diligence review and execution of definitive agreements. On January 25, 2008, the Company and RPT mutually agreed to terminate this letter of intent.

F–7

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and December 31, 2006 (cont’d)

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

The Subsidiaries Prior to September 28, 2006

Prior to the sale of the Subsidiaries on September 28, 2006, the Subsidiaries were engaged in the following businesses:

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

CDP had been an inactive subsidiary since 2001. It was in the business of manufacturing, marketing and sale of a compact disc packaging system.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

(b)	Recognition of Revenue – Income from sales of goods was recognized when the orders were completed and shipped or possession of goods was taken by the customer provided that collection of the resulting receivable was reasonably assured. EHC goods were shipped both free on board (“F.O.B.”) shipping point and F.O.B. destination. SSI goods were shipped F.O.B. China and F.O.B. Farmingdale, as well as cost, insurance and freight (“C.I.F.”), origin/destination and delivered duty unpaid destination. In some cases, possession of goods was taken by the customer at the manufacturing facility in China. The Company’s return policy on defective parts was: custom parts may only be exchanged for replacement parts within 30 days of the invoice; catalogue parts, which can be resold, may be exchanged for replacement parts or for a refund.

F–8

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and December 31, 2006 (cont’d)

(c)	Principles of Consolidation – The consolidated financial statements included the accounts of the Company and its wholly owned Subsidiaries through September 28, 2006. On September 28, 2006, the Subsidiaries of the Company were sold. All significant intercompany transactions and balances have been eliminated.

(d)	Cash and Cash Equivalents– For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less when purchased to be cash equivalents.

(e)	Inventories – Prior to the sale of the Subsidiaries, inventories were stated at the lower of cost or market. Cost was determined principally by the use of the first-in, first-out method.

(f)	Depreciation and Amortization – Fixed assets were depreciated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements were amortized on a straight-line basis over the shorter of the estimated useful lives of the improvements, which was 10 years, or the life of the lease.

(g)	Income Taxes – The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The Company recognizes deferred tax assets and liabilities based on the differences between the book bases and the tax bases of the assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance is recorded when it is probable that some or all of a deferred tax asset will not be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

(h)	Earnings per Share – Basic earnings per share (“EPS”) is determined by dividing net (loss) income for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. For the year ended December 31, 2006, the Company had warrants to purchase 7,357,733 shares that were not included in the dilutive earnings per share calculation because the exercise price of these items was greater than the average market price of the common stock for the period. For the year ended December 31, 2007, the Company had 7,657,733 warrants that were not included in the dilutive loss per share calculation since the effect would be antidilutive. As a result of the sale of the Subsidiaries on September 28, 2006, all unexercised stock options were terminated.

(i)	Impairment of Long-Lived Assets – The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The recoverability of assets held and used in operations is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

F–9

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and December 31, 2006 (cont’d)

(j)	Stock Based Compensation – The Company accounts for stock based compensation using the fair value recognition provisions of SFAS No. 123R (revised 2004), “Share Based Payment” (“SFAS 123R”).

On August 28, 2006, the Company sent a Notice of Termination of Stock Options to all option holders announcing the proposed sale of the Company. Effective September 28, 2006, upon the sale of the Subsidiaries, all unexercised options were effectively terminated.

The Company did not record any compensation expense for the year ended December 31, 2006 since all options were fully vested prior to the adoption of SFAS 123R.

(k)	Accounts Receivable – Allowance for Doubtful Accounts – Prior to the sale of the Subsidiaries, the Company routinely reviewed its accounts receivable by customer account aging to determine the collectibility of the amounts due based on information received from the customer, past history and economic conditions. In doing so, the Company adjusted the allowance accordingly to reflect the net realizable value of an account receivable. Accounts receivable are written off at the time they are deemed to be uncollectible.

(l)	Fair Value of Financial Instruments – The Company’s financial instruments consist of cash, cash equivalents, certificate of deposits, notes receivable, accounts payable and accrued expenses. The carrying amounts of these financial instruments in the balance sheet approximate fair value due to their short-term nature.

(m)	Advertising Expense – Advertising costs were expensed when incurred. Advertising expense were $0 and $147,610 for the years ended December 31, 2007 and December 31, 2006, respectively.

(n)	Shipping and Handling Costs – The Company classified EHC’s shipping and handling cost as a component of selling expenses. The costs were for shipping the product to the customer. EHC’s shipping and handling cost for the year ended December 31, 2006 was $169,911. EHC billed its customers directly for shipping and handing costs except for sales to the Defense Supply Center Philadelphia. SSI’s shipping and handling policy was customer driven. The customer had the choice of including the shipping and handling costs into the piece price of the product, being billed separately for such costs, which are included in sales, or to pay the carrier directly. All of SSI’s shipping and handling costs were expensed as incurred and were included in cost of goods sold.

(o)	Foreign Currency Translation – The Company accounted for foreign currency transactions under SFAS No. 52 “Foreign Currency Translation.” The functional currency for the Company’s foreign operations was the US dollar. Revenue and expenses were translated at the actual exchange rate when the transaction was completed. Gains and losses for foreign transactions were immaterial and were included in the Company’s consolidated statements of operations during the year ended December 31, 2006. The Company did not have any foreign currency transactions during the year ended December 31, 2007.

F–10

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and December 31, 2006 (cont’d)

(p)	Recent Accounting Pronouncements

	(i)	In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this statement simplifies and codifies related guidance with generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company’s adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position and results of operations.

	(ii)	In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for the fiscal years beginning November 15, 2007. SFAS 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by- instrument basis. SFAS 159 also established presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. The Company’s adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position and results of operations.

	(iii)	In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable to the Company prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

	(iv)	In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as a minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of shareholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the shareholders of the Company separately in its consolidated statement of operations. SFAS 160 is effective for the Company, January 1, 2009. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned businesses acquired in the future.

F–11

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and December 31, 2006 (cont’d)

4. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash. At times, the cash in any one bank account may exceed the Federal Deposit Insurance Corporation’s $100,000 limit. At December 31, 2007, the Company was over the insured limit. The Company places its cash with high credit quality financial institutions.

During the year ended December 31, 2006, the Company had one customer that accounted for approximately 11% of the Company’s net sales.

Prior to the sale of the Subsidiaries, the Company relied on vendors from China for a significant amount of its manufacturing and outsourcing capabilities. One vendor accounted for more than 10% of purchases for the year ended December 31, 2006. Purchases from this supplier for the year ended December 31, 2006 approximated $4,720,000 (92%) of total purchases.

5. INCOME TAXES

The Company utilized its net operating loss (“NOL”) to eliminate all of its regular income tax in fiscal 2006; the NOL had previously been fully reserved. The Company’s income tax provision in fiscal 2006 relates to the Federal Alternative Minimum Tax as well as minimum state taxes. Due to the sale of the Subsidiaries, the remaining NOL, in the amount of $1,800,000, was deemed transferred in the Transaction. Also as a result of the Transaction, the primary deferred tax asset and the NOL, ceased to exist and the entire valuation allowance has been eliminated. Since the sale of its Subsidiaries, the Company has a NOL of approximately $169,000. The deferred tax asset related to such NOL has been fully reserved for.

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

F–12

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and December 31, 2006 (cont’d)

The Company classifies interest and penalties related to unrecognized tax benefits in other expenses. The Company did not incur interest or penalties during the year ended December 31, 2007.

The differences between the statutory federal rate and the effective rate for the years ended December 31, 2007 and December 31, 2006 is indicated below:

	December 31,	December 31,
	2007	2006
Income tax provision at 34%	(34%)	(34%)
State and local income taxes net of federal
benefit	(7%)	(7%)
Effect of permanent differences	(6%)	(6%)
Alternative Minimum Tax	–	1%
Change in utilization of NOL	–	47%
Change in deferred tax asset valuation
allowance	47%	–
Total	0%	1%

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

7. RETIREMENT PLAN

Prior to September 28, 2006, the Subsidiaries of the Company sponsored a 401(k) savings plan covering all non-union employees who have attained the age of 21 and have completed 3 months of service. Participants were entitled to contribute up to 15% of their annual compensation, subject to certain limitations. In addition, the Company was able to make contributions to the plan at its discretion. During the years ended December 31, 2007 and 2006, the Company made contributions of $0 and $15,000, respectively, to the plan. As a result of the Transaction as of September 28, 2006, the Company has no further obligations or liabilities with respect to the 401(k) plan.

8. STOCK OPTION AND GRANT PLAN AND WARRANTS

In March 1998, the Company adopted the Stock Option and Grant Plan (the “Plan”) which was amended in June 2000 and provides for an aggregate grant of options to purchase 5,000,000 shares of the Company’s common stock. Options may be granted to employees, officers, directors, consultants and independent contractors. Under the Plan, options may be issued for periods up to 10 years and become exercisable in varying amounts based on a vesting schedule. Generally, options are granted at prices equal to market value on the date of the grant with lives of five years. The Company vested all unvested employee options as of December 31, 2004.

F–13

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and December 31, 2006 (cont’d)

There were no stock options issued during the years ended December 31, 2007 and 2006.

The following tables illustrate the Company’s stock option and warrant issuances and balances outstanding as of, and during the years ended December 31, 2007 and 2006, restated for the anti-dilution provisions related to the Company’s common stock warrants.

	OPTIONS		WARRANTS
		Weighted		Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Price	Warrants	Price
Outstanding at December 31, 2005	3,950,000	$0.52	7,482,733	$0.97
Expired	–	–	(125,000)	(0.97)
Cancelled	(3,950,000)	(0.52)	(7,357,733)	(0.97)
Granted	–	–	7,357,733	0.20
Outstanding at December 31, 2006	–	$–	7,357,733	$0.20
Expired		–	–	–
Cancelled		–	–	–
Granted	–	–	300,000	0.20
Outstanding at December 31, 2007	–	$–	7,657,733	$0.20

As a result of the sale of the Subsidiaries on September 28, 2006, all unexercised stock options and the Company’s Stock Option Plan were terminated.

On March 28, 2007, the Board of Directors approved a grant of warrants to the Company’s three executive officers, David Hale, President and Chairman of the Company’s Board of Directors; Richard A. Peters, Secretary; and Michael S. Rakusin, Chief Financial Officer (collectively referred to herein as the “Executive Officers”), who are currently serving the Company without receiving cash compensation for their services as officers. The Executive Officers also comprise all of the directors of the Company.

The warrants were granted to compensate the Executive Officers for their services provided to the Company subsequent to the sale of the Subsidiaries and to induce them to continue serving as officers. Currently each of the directors of the Company also receives compensation of $500 per month for their services as directors.

The warrants issued to each of the Executive Officers entitles each Executive Officer to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.20 per share. The market price on March 28, 2007 was $0.16 per share. The exercise price and the number of shares which may be purchased upon exercise of a warrant are subject to adjustment in certain circumstances. The warrants were fully vested and exercisable on the date of grant and expire five years from such date. Neither the warrants nor the shares of common stock issuable upon the exercise of the warrants hereof have been registered under the Securities Act of 1933, as amended, and have been issued in reliance upon an exemption from the registration requirements of that act.

F–14

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and December 31, 2006 (cont’d)

The fair value of each stock warrant grant is estimated based upon grant date fair value using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock warrants granted during the year ended December 31, 2007: (i) annual dividends of $0.00, (ii) expected volatility of 37.96%, (iii) risk-free interest rate of 4.50%, and (iv) expected warrant lives of five years for the year ended December 31, 2007. The weighted average fair value of the stock warrants granted for the year ended December 31, 2007 was $0.05. There were 300,000 warrants granted during the year ended December 31, 2007.

Accordingly, the Company has valued the warrants at their fair value and has recorded a charge to operations in the amount of $15,000 which is included in general and administrative expenses in the accompanying consolidated financial statements.

The following is additional information with respect to the Company’s warrants as of December 31, 2007:

WARRANTS OUTSTANDING AND EXERCISABLE
	Number of	Weighted
	Outstanding	Average	Weighted
	Shares	Remaining	Average
Exercise	Underlying	Contractual	Exercise
Price	Warrants	Life	Price
$0.20	7,657,733	2.42 years	$ 0.20
	7,657,733	2.42 years	$ 0.20

9. RELATED PARTY TRANSACTIONS

The Company leased its premises in Farmingdale, N.Y. from K&G Realty, K&G Realty is owned by David Kassel, the former CEO and a shareholder of the Company prior to the sale of the Subsidiaries and Harry Goodman, an officer and shareholder of the Company, prior to the sale of the Subsidiaries. Rent expense for the years December 31, 2007 and 2006 was $0 and $161,460, respectively. Total rent expense for the years ended December 31, 2007 and December 31, 2006 was approximately $0 and $214,000, respectively.

Sales during the year ended December 31, 2006 included approximately $530,000 to another company owned by two former officers/shareholders and the former CEO of the Company. For the year ended December 31, 2006, gross profit on such sales was $67,000.

Ray Engineering Company Limited (“Rencol”), located in Bristol, United Kingdom is a knob, handle and hand wheel manufacturer. Rencol is owned by Rencol Acquisitions LLC which is owned by Mr. David Hale, Chairman and President of the Company, Mr. David Kassel, former Director and CEO of the Company, Mr. Andrew Franzone, former Director and President of EHC and Mark Mandel, an accounting consultant to the Company. Rencol agreed to become a customer of SSI for its manufactured products sourced in China on the same terms and conditions as other customers of the Company for a period of at least two years. During the year ended December 31, 2006, the Company charged Rencol a service fee of $67,500, which is included in consolidated net sales in the accompanying consolidated statements of operations. EHC is the exclusive distributor of Rencol products in North America and Rencol is a distributor of EHC products for a two-year period. During the year ended December 31, 2006, the Company paid Rencol $112,500, which is included in cost of goods sold in the accompanying statements of operations.

F–15

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and December 31, 2006 (cont’d)

On February 23, 2006, the Board of Directors terminated David Kassel as the Chief Executive Officer and an employee of the Company, effective immediately. Pursuant to that certain employment agreement by and between David Kassel and the Company dated March 15, 1998, Mr. Kassel was to receive salary and benefits until February 28, 2008. The Company recorded severance expense of $335,366 during the year ended December 31, 2007. As of December 31, 2007, the Company had paid $135,866 of the total to be paid. The Company was paying at an accelerated rate above the contractual rate provided for in the Employment Agreement. As a result of the sale of the Subsidiaries, the Company is no longer liable for the remaining unpaid balance owed Mr. Kassel pursuant to the Employment Agreement between Mr. Kassel and the Company.

The Company had unsubordinated loans from two officer/shareholders and one director/shareholder of the Company totaling $120,522. These loans were previously subordinated under the agreement with People’s Bank, discussed in Note 6, and required the bank’s approval to make any payments. As a result, the principal and interest payments were past due. In August 2006, the Company repaid the remaining principal and interest owed under these loans totaling approximately $146,000.

10. CONSULTING AGREEMENT

In March 1998, the Company entered into a ten-year consulting agreement in connection with the Company’s plans to develop manufacturing resources in the People’s Republic of China (“China”). The consultant, who was a board member of the Company at the time, was paid at an hourly rate as mutually determined and agreed upon by the Company and the consultant from time to time and 1.5% of the net cost of all products manufactured in China up to $5,000,000 per year and 1% of net costs in excess of $5,000,000. On December 3, 2003, the consulting agreement was terminated. However, the Company was obligated to pay the commission of 1.5% or 1%, of the net cost, through December 2007. As a result of the sale of the Subsidiaries on September 28, 2006, the Company is no longer responsible for the payment of such commissions. During the year ended December 31, 2007, the Company paid approximately $35,000 in commissions earned during 2006.

11. PREFERRED STOCK

The Board of Directors of the Company is authorized, without further action of the shareholders of the Company, to issue up to 1,000,000 shares of Preferred Stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any series or the designation of such series. As of December 31, 2007, there were no shares of preferred stock issued and outstanding.

F–16

INTERNATIONAL SMART SOURCING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and December 31, 2006 (cont’d)

12. SEGMENT AND GEOGRAPHIC INFORMATION

The Company is currently a shell company with no operations. Prior to the sale of the Subsidiaries on September 28, 2006, the Company viewed its operations as principally two segments, the manufacturing and assembly of injection molded plastic components and outsourcing of injection molded plastic components and their assemblies. The segments shared a common workforce and office headquarters, which included an allocation of all overhead components. Overhead items that were specifically identifiable to a particular segment were applied to such segment. Information with respect to foreign operations of the Company prior to September 28, 2006 is not material. The Company’s segment information for the year ended December 31, 2006 was as follows:

	Distribution
	and		Corporate
	Manufacturing	Outsourcing	and Other	Consolidated
Year ended December 31, 2006
Sales	$4,682,171	$6,016,106	$–	$10,698,277
Interest and other income	17,479	3,386	–	20,865
Interest and other expenses	35,789	6,000	97,968	139,757
Depreciation and amortization	42,174	14,591	5,819	62,584
Segment assets	–	–	1,478,847	1,478,847
Long-lived asset expenditures	49,664	5,826	–	55,490
Segment net income	$652,325	$161,560	$45,187	$859,072

F–17

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accounting principles or disagreements with the auditors regarding applications of any accounting principles as of December 31, 2007.

Item 8A. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

The financial statements have been audited by an independent registered accounting firm in accordance with the standards of the Public Company Accounting Oversight Board. Their report expresses the independent accountant’s judgment as to the fairness of management’s reported operating results, cash flows and financial position. This judgment is based on the procedures described in the second paragraph of the independent accountant’s report. See the Report of the Independent Registered Accounting Firm on page F-1.

Management is responsible for the preparation of the Company’s consolidated financial statements and related information.

Management uses its best judgment to ensure that the consolidated financial statements present fairly, in all material aspects, the Company consolidated financial position and results of operations in conformity with generally accepted accounting principles.

The term “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Management’s Report in this Annual Report.

Material Weaknesses in Internal Control over Financial Reporting

Management is responsible for the preparation of the Company’s consolidated financial statements and related information.

Management uses its best judgment to ensure that the consolidated financial statements present fairly, in all material aspects, the Company’s consolidated financial position and results in conformity with GAAP.

Under the supervision of management, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared specifically for smaller public companies.

As a result of its evaluation, the Company concluded that its internal control over financial reporting was ineffective as of December 31, 2007 due to the identification of a material weakness. A material weakness is a control deficiency or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

To address the weakness described below, the Company performed additional analysis and performed other procedures to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-KSB, fairly present, in all material aspects, the Company’s financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.

The weakness, identified by management, related to the lack of necessary accounting resources to ensure consistently complete and accurate reporting of financial reporting. The Company does not employ a full time in-house controller or chief financial officer nor does the Company employ any in-house accounting personnel to do routine record keeping. Consequently, the Company’s financial reporting function is limited. Commencing on September 28, 2006, David Hale ceased to be acting Chief Financial Officer and the Company appointed Michael Rakusin as the Chief Financial Officer, on a part time basis. In order to further correct this deficiency upon the conclusion of an acquisition, management plans to seek additional qualified in house accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely manner. The Company is not presently conducting operations and does not anticipate conducting operations prior to an acquisition.

The Company believes that for the reasons described above, after the conclusion of an acquisition, it will be able to improve its disclosure controls and procedures and remedy the material weaknesses identified above. Because of inherent limitations in all the Company’s control systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. The Company believes that these new management plans related to controls and procedures will provide reasonable assurance that assets are safeguard from loss or unauthorized use, that transactions are recorded in accordance with GAAP under management’s directions, and that financial records are reliable to prepare financial statements.

Changes in Internal Controls over Financial Reporting

Subsequent to the sale of its Subsidiaries on September 28, 2006, the Company is a shell company with three officers/directors who are responsible for its financial reporting.

Other than the identification of the material weakness in internal controls over financial reporting, there have not been any other changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2007 that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

Item 8B. Other Information

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information Regarding the Directors

Name	Age	Position
David Hale	62	Chairman, President and Former Chief Executive Officer (principal executive officer)
Richard A. Peters(1)(2)(3)	70	Director, Secretary
Michael S. Rakusin(1)(2)(3)	52	Director, Chief Financial Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.

David Hale has served as the President and Chief Operating Officer of the Company since April 2002. In 2005, Mr. Hale became the chairman of the Company, and in 2006, he became the Chief Executive Officer. Mr. Hale commenced employment at the Company in October 1999 as Director of Operations and became Chief Operating Officer in May 2001. Mr. Hale is a manager and shareholder of Rencol Acquisitions LLC, a holding company which owns a knobs, handles and wheels manufacturer located in the United Kingdom.

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

Michael S. Rakusin has served as Chief Financial Officer of the Company since September 28, 2006. Since 2001, Mr. Rakusin has served as the Managing Director of 54 Pearl Street Associates, a restaurant management holding company. Mr. Rakusin is also a certified public accountant and currently maintains an active accounting and tax practice. He also has extensive experience as a builder of single-family homes. Mr. Rakusin previously served as Chief Executive Officer of Echo Springs Water Co., Inc., a distributor of bottled water. Michael Rakusin has been designated as the Audit Committee Financial Expert by the Company.

CORPORATE GOVERNANCE

Meetings of the Board

During 2007, the Board of Directors of the Company met three (3) times in person or via conference call. During 2007 each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors (held during the period for which such director served on the Board of Directors) and (ii) the total number of meetings of all committees of the Board of Directors on which such director served (during the periods for which such director served on such committee or committees).

Board Committees

The Board of Directors of the Company has established a compensation committee (the “Compensation Committee”), an audit committee (the “Audit Committee”), and a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”).

The Compensation Committee. The Compensation Committee consists of Richard Peters and Michael Rakusin. The Compensation Committee determines the salaries and bonuses of the Company’s executive officers.

The Audit Committee. Mr. Peters and Mr. Rakusin serve as members of the Audit Committee. The Company has determined that Mr. Rakusin qualifies as an “audit committee financial expert” under applicable SEC regulations. The Audit Committee has the responsibilities set forth in the Audit Committee Charter, which was revised and adopted by the Company’s Board of Directors on March 4, 2004 including appointing auditors, pre-approving all auditing services, reviewing the audited financial statements and other financial disclosures, and overseeing the accounting and audit functions of the Company. The Audit Committee reports its findings to the Board of Directors. At the present time, no members of the audit committee are independent. The Charter of the Audit Committee is attached as Appendix D of the Company’s definitive proxy statement filed with the SEC on August 28, 2006.

Nominating and Corporate Governance Committee. The members of the Nominating Committee are Richard Peters and Michael Rakusin. The Nominating Committee has the responsibilities set forth in the Nominating and Corporate Governance Committee charter, which was adopted by the Company’s Board of Directors on March 4, 2004, including making recommendations to the Board of Directors of persons to serve as directors of the Company and as chairman and members of committees of the Board of Directors. The Nominating Committee is also responsible for certain corporate governance practices, including the development of ethical conduct standards for the Company’s Directors, officers and employees and an annual evaluation to determine whether the Board of Directors and its committees are functioning effectively.

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

Director Independence

The Company’s determination of independence of directors is made by using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of the Financial Industry Regulatory Authority. The Chairman of the Board of Directors, Mr. Hale is the Company’s President and principal executive officer and therefore is not “independent” under this rule. Further, the Company’s other two directors, Mr. Peters and Mr. Rakusin, serve as the Company’s Secretary and Chief Financial Officer, respectively, and as a result also do not satisfy the standard under Rule 4200(a)(15) of independent judgment.

Code of Business Conduct and Ethics

The Board of Directors has also adopted a Code of Business Conduct and Ethics, which can be found in Appendix F of the Definitive Proxy Statement filed by the Company with the SEC on August 28, 2006. The Code of Business Conduct and Ethics will be provided without charge, upon written request to the Company at the following address: International Smart Sourcing, Inc., 320 Broad Hollow Road, Farmingdale, New York 11735, Attention: David Hale.

Section 16(a) Reporting

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and NASDAQ. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of such reports provided to the Company and written representations that no other reports were required during, or with respect to, the year ended December 31, 2006 (“Fiscal 2005”), all Section 16(a) filing requirements applicable to the Company’s executive officers, directors and greater than 10% beneficial owners have been satisfied.

Item 10. Executive Compensation.

Executive Compensation

Summary Compensation Table. The following table sets forth cash compensation paid or accrued during the indicated periods to the Company’s Chief Executive Officer and the Company’s other Executive Officers whose total salary and bonus exceeded $100,000 during the year ended December 31, 2006 (collectively, the “Named Executive Officers”). No other Executive Officers received compensation in excess of $100,000 during 2006. No Executive Officers received compensation in excess of $100,000 during the year ended December 31, 2007.

				Nonqualified
				Deferred
		Salary	Bonus	Compensation	All Other
		in Dollars	in Dollars	Earnings	Compensation	Total
David Kassel	2007	–	–	–	–	–
Former Chief Executive Officer	2006	159,900	–	–	5,805	165,705
Andrew Franzone	2007	–	–	–	–	–
Former President of EHC	2006	138,645	–	–	21,114	159,759
David Hale	2007	–	–	–	5,000	5,000
Chairman, President and former	2006	120,500	–	–	15,706	136,206
Chief Operating Officer
Steven Sgammato	2007	–	–	–	–	–
Former General Manager of EHC	2006	97,617	–	–	13,581	111,198
Michael Rakusin	2007	–	–	–	5,000	5,000
Director and Chief Financial Officer	2006	–	–	–	–	–

Year-End Option Holdings. On August 28, 2006, the Company sent a Notice of Termination of Stock Options to all option holders announcing the proposed sale of the Subsidiaries. Effective September 28, 2006, upon the sale of the Subsidiaries, all unexercised options were effectively terminated.

Employment Agreements

The Company entered into executive employment agreements as of March 15, 1998 with Andrew Franzone, David Kassel and Harry Goodman each a “Former Executive.” The terms of each of the employment agreements would have ended on March 2, 2008 (the “Term”). The annual base salaries of Messrs. Franzone, Kassel and Goodman under their employment agreements were $125,000, $100,000 and $100,000, respectively, with annual salary adjustments equal to the greater of 5% or the increase in the Consumer Price Index.

Each Former Executive was entitled to fringe benefits and an annual bonus to be determined by the Compensation Committee of the Board of Directors. Each Former Executive could have been terminated for cause (as defined in the employment agreements) with all future compensation ceasing. If the Former Executive died during the Term or is unable to competently and continuously perform the duties assigned to him because of ill health or other disability (as defined in the employment agreements), the Former Executive or the Former Executive’s estate or beneficiaries would have been entitled to full compensation for three years following the date thereof. If the Former Executive was terminated without cause, the Former Executive would have been entitled to full compensation for the remainder of the Term. If the Former Executive resigned, his compensation ceased as of the date of his resignation. During the period of employment and for two years thereafter the Former Executives are prohibited from competing with the Company; provided, however, that the Former Executives may provide services to other noncompeting businesses. In order for a restrictive covenant to be enforceable under applicable state law, the covenant must be limited in terms of scope and duration. While the Company believes that the covenants in the employment contracts are enforceable, there can be no assurance that a court will declare them enforceable under particular circumstances.

Mr. Kassel’s employment was terminated without cause on February 24, 2006. As a result, he was entitled to full compensation for the remainder of the Term. On September 28, 2006, as a result of the sale of the Subsidiaries, the Company was no longer responsible for payment of the remaining unpaid balance owed Mr. Kassel pursuant to the employment agreement between Mr. Kassel and the Company.

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

					Changes in
					Pension Value
	Fees Earned			Non-equity	and
	or Paid in		Option	Incentive	Nonqualified	All
	Cash	Stock Awards	Awards	Plan	Compensation	Other	Total
	($)	($)	($)	Compensation	Earnings	Compensation	($)
David Hale	6,000	–	–	–	–	5,000	11,000
Richard Peters	6,000	–	–	–	–	5,000	11,000
Michael Rakusin	6,000	–	–	–	–	5,000	11,000

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related
Shareholder Matters

The following table sets forth as of February 29, 2008 certain information regarding the beneficial ownership of Common Stock by (i) each person or “group” (as that term is defined in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each executive officer of the Company, (iii) each director and Nominee and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes, based on information furnished by such persons, that each person listed below has sole voting and investment power over the shares of common stock shown as beneficially owned, subject to community property laws, where applicable. Beneficial ownership is determined under the rules of the SEC and includes any shares which the person has the right to acquire within 60 days after February 29, 2008 through the exercise of any stock option or other right.

				Percentage
Title of		Number of Shares		of Common Stock
Class	Name of Beneficial Owner	Beneficially Owned		Owned(1)
Common	H.T. Ardinger, Jr.	10,643,145	(1)(2)	66.73
Common	Donald E. Adams	1,063,500	(3)	9.69
Common	David Hale	100,500		(4)(5)
Common	All directors and executive officers as a group	300,500		(6)

(*)	Represents less than 1%.

(1)	Based on 10,974,435 outstanding shares of common stock.
(2)	Number of shares as set forth on the Schedule-13G, as filed with the SEC on February 14, 2007.
(3)	Includes 965,000 warrants to purchase a total of 4,974,225 shares of common stock exercisable within 60 days of February 1, 2008.
(4)	Number of Shares as set forth on the Form SC 13G filed on March 13, 2006.
(5)	Includes 100,000 warrants to purchase a total of 100,000 shares of common stock exercisable within 60 days of February 28, 2008.
(6)	Includes 300,000 warrants to purchase a total of 300,000 shares of common stock exercisable within 60 days of February 28, 2008.

Item 12. Certain Relationships and Related Transactions

The Company did not have any related party transactions for the fiscal year ended December 31, 2007.

Item 13. Exhibits

(A) Exhibits

Exhibit No.	Description of Exhibit
3.1

Certificate of Incorporation of International Plastic Technologies Inc. and Amendment to the Certificate of Incorporation dated December 7, 1998 (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective by the SEC on April 23, 1999.)

3.2

Amendment to the Certificate of Incorporation of International Smart Sourcing dated June 19, 2000 (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-QSB filed with the SEC on August 15, 2000.)

3.3

Amendment to the Certificate of Incorporation of International Smart Sourcing dated December 8, 2004 (Incorporated by reference to Exhibit A to the Definitive Information Statement on Schedule 14C filed with the SEC on November 15, 2004.)

3.4

By-Laws of International Plastic Technologies, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration Statement 333-48701 declared effective by the SEC on April 23, 1999.)

3.5

Amendment of the By-Laws of International Smart Sourcing, Inc. dated as of October 14, 2004 (Incorporated by reference to Exhibit B to the Definitive Information Statement on Schedule 14C filed with the SEC on November 15, 2004.)

4.1

Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective with the SEC on April 23, 1999.)

4.2

Form of Warrant Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-48701, declared effective by the SEC on April 23, 1999.)

4.3

Form of Warrant Agreement between the Company and Continental Stock Transfer and Trust Company (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective by the SEC on April 23, 1999.)

4.4

Amendment 1 to the Warrant Agreement between the Company and Continental Stock and Trust Company dated as of April 20, 2005 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 20, 1005.)

4.5

Amendment 2 to the Warrant Agreement between the Company and Continental Stock and Trust Company dated December 4, 2006 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 5, 2006.)

23.1	Independent Registered Public Accounting Firm’s Consent

Exhibit No.	Description of Exhibit
31.1	Rule 13a – 14(a)/15d – 14(a) certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a – 14(a)/15d – 14(a) certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services

	Fiscal Fees
Fee Category	2007	2006
Audit Fees	$45,000	$120,000
Audit Related Fees	–	12,700
Tax Fees	–	5,200
All Other Fees	–	–
Total Fees	$45,000	$137,900

Audit Fees

Marcum Kliegman LLP billed the Company an aggregate of approximately $45,000 in fees for professional services rendered in connection with the audit of the Company’s financial statements for the most recent fiscal year and financial statements included in each of the Company’s quarterly reports on Form 10-QSB during the year ended December 31, 2007. Marcum Kliegman LLP billed the Company an aggregate of approximately $120,000 in fees for professional services rendered in connection with the audit of the Company’s financial statements for year ended December 31, 2006 and financial statements included in each of the Company’s quarterly reports on Form 10-QSB during the year ended December 31, 2007.

Audit Related Fees

The Company did not engage Marcum & Kliegman LLP for audit related services for the year ended December 31, 2007. The Company engaged Marcum & Kliegman LLP for audit related services for the year ended December 31, 2006 pertaining to the filing of the Company’s Proxy Statement. Marcum & Kliegman billed the Company an aggregate amount of $12,700 for work related to the filing of the Proxy for the year ended December 31, 2006.

Tax Fees

The Company did not engage Marcum & Kliegman for tax services during the year ended December 31, 2007. The Company engaged Marcum & Kliegman LLP for professional services relating to tax compliance, tax advice and tax planning for the year ended December 31, 2006. Marcum & Kliegman LLP billed the Company an aggregate amount of $5,200 in fees for professional services relating to the potential tax consequences of the sale of the Subsidiaries for the year ended December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SMART SOURCING, INC.

Date: March 12, 2008	/s/ David Hale
David Hale
Chairman, President (principal executive officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Hale	Chairman of the Board of Directors, President (principal executive officer)	March 12, 2008

/s/ Richard Peters	Secretary, Director	March 12, 2008

/s/ Michael Rakusin	Chief Financial Officer, Director	March 12, 2008