Form 10-Q
period 2008-03-31
INTERNATIONAL SMART SOURCING INC
filed 2008-05-15
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

COMMISSION FILE NUMBER: 001-14753

INTERNATIONAL SMART SOURCING, INC.
(Exact Name of Registrant as specified in its charter)

Delaware	11-3423157
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

320 Broad Hollow Road
Farmingdale, NY 11735
(Address of principal executive offices)

(631) 293-4650
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.            Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes ☑ No ☐

As of May 9, 2008, the Registrant had 18,899,435 shares of its Common Stock, $.001 par value, issued and 10,974,435 outstanding.

INTERNATIONAL SMART SOURCING, INC.
FORM 10-Q
MARCH 31, 2008

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Index to Financial Statements

Condensed Balance Sheet	F–1

Condensed Statements of Operations	F–2

Condensed Statements of Cash Flows	F–3

Notes to Condensed Financial Statements	F–4

INTERNATIONAL SMARTSOURCING, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET

ASSETS
	March 31, 2008	December 31, 2007 *
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$680,771	$689,637
Certificate of deposit	534,923	529,088
Prepaid expenses	13,050	6,124
Note Receivable	-	50,000

TOTAL ASSETS	$1,228,744	$1,274,849

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$681	$5,015

TOTAL LIABILITIES	681	5,015

SHAREHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 1,000,000 shares authorized,
no shares issued or outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized,
18,899,435 issued and 10,974,435 outstanding	18,899	18,899
Additional paid-in capital	8,254,495	8,254,495
Accumulated deficit	(5,094,144)	(5,094,144)
Deficit accumulated during the development stage	(286,937)	(245,166)
	2,892,313	2,934,084
Less: Treasury Stock, at cost, 7,925,000 shares	(1,664,250)	(1,664,250)

TOTAL SHAREHOLDERS' EQUITY	1,228,063	1,269,834

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,228,744	$1,274,849

*	Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

F–1

INTERNATIONAL SMARTSOURCING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from
			September 29, 2006
			(Inception of
	Three Months Ended		development stage)
	March 31,	March 31,	to March 31,
	2008	2007	2008
GENERAL AND ADMINISTRATIVE EXPENSES	55,747	123,276	348,482
LOSS BEFORE OTHER INCOME	(55,747)	(123,276)	(348,482)
OTHER INCOME
Other income - Interest	13,977	22,414	71,772
LOSS BEFORE PROVISION FOR INCOME TAX	(41,770)	(100,862)	(276,710)
Income tax	-	-	(10,227)

NET LOSS	$(41,770)	$(100,862)	$(286,937)

Loss per share of common stock:

Net loss per share - Basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares of common stock
outstanding - Basic and diluted	10,974,435	10,974,435

See Notes to Condensed Consolidated Financial Statements

F–2

INTERNATIONAL SMARTSOURCING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			September 29, 2006
			(Inception of
	Three Months Ended		development stage)
	March 31,	March 31,	to March 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(41,770)	$(100,862)	$(286,937)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation expense related
to issuance of warrants	-	15,000	15,000
Interest earned on certificate of deposit	(5,836)	(11,400)	(34,923)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,926)	-	(13,050)
Accounts payable and accrued expenses	(4,334)	9,788	681
Income taxes payable	-	(10,227)	-
Total adjustments	(17,096)	3,161	(32,292)
Net cash used in operating activities	(58,866)	(97,701)	(319,229)
Cash flows from investing activities:
Purchase of certificate of deposit	-	-	(600,000)
Proceeds from repayment of note receivable	50,000	-	50,000
Net proceeds from maturity of certificate of deposit	-	-	100,000

Net cash provided by (used in) investing activities:	50,000	-	(450,000)

Net decrease in cash and cash equivalents	(8,866)	(97,701)	(769,229)

Cash and cash equivalents - beginning of period	689,637	828,847	1,450,000
Cash and cash equivalents - end of period	$680,771	$731,146	$680,771

See Notes to Condensed Consolidated Financial Statements

F–3

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2008
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim unaudited financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and related footnotes included in the International Smart Sourcing, Inc. and its subsidiaries’, Electronic Hardware Corp., Smart Sourcing Inc., and Compact Disc Packaging Corp. (the “Company” or “ISSI”) annual report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2008 and the results of operations and cash flows for the periods shown have been included.

The results of operations for the quarter ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Effective September 29, 2006, the Company is reporting as a development stage company.

2. PLAN OF OPERATIONS

Until the sale of its operating subsidiaries, Electronic Hardware Corp., Smart Sourcing Inc., and Compact Disc Packaging Corp., on September 28, 2006, the Company was a holding company and the shares of the subsidiaries held by the Company constituted substantially all of the Company’s assets. Accordingly, since the sale of the subsidiaries, the Company has existed as a shell company with no subsidiaries and no business operations. The Company’s plan of operation is to seek a target company with which to merge or to complete a business combination. In any transaction, management anticipates that the Company would be the surviving legal entity and the shareholders of the Company would retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by the shareholders will be negotiated by the Company’s management and the target company.

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

The letter of intent stated that the Company agreed to purchase 100% of the capital stock of RPT for the issuance of 40,000,000 shares of the Company’s common stock and 80 shares of the Company’s Series C Preferred Stock. The acquisition was to be subject to the completion of a due diligence review and execution of definitive agreements. On January 25, 2008, the Company and RPT mutually agreed to terminate this letter of intent.

F–4

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
FOR THE QUARTER ENDED MARCH 31, 2008
(Unaudited)

The Company may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company can give no assurance that any transaction discussed herein will occur, or that if such a transaction were to occur, it would enhance the Company’s future operations or financial results, or specifically that the Company would become and remain profitable as a result of such transaction.

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

Stock Based Compensation

The Company accounts for stock based compensation using the fair value recognition provisions of SFAS No. 123R (revised 2004), “Share Based Payment.”

On August 28, 2006, the Company sent a Notice of Termination of Stock Options to all option holders announcing the proposed sale of the Company. Effective September 28, 2006, upon the sale of the subsidiaries, all unexercised options were effectively terminated.

On March 28, 2007, the Company’s Board of Directors approved the grant of warrants (the “Warrants”) to the Company’s three executive officers, Messrs David Hale, President and Chairman of the Company’s Board of Directors; Richard A. Peters, Secretary; and Michael S. Rakusin, Chief Financial Officer (collectively referred to herein as the “Executive Officers”), who are currently serving the Company without receiving compensation for their services as officers. The Executive Officers also serve as the sole directors of the Company.

The Warrants were granted to compensate the Executive Officers for the services they have provided to the Company subsequent to the sale of the subsidiaries and to induce them to continue serving as officers. Currently each of the directors of the Company also receives compensation of $500 per month as consideration for their services as directors.

F–5

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
FOR THE QUARTER ENDED MARCH 31, 2008
(Unaudited)

The Warrants issued to each of the Executive Officers entitles each Executive Officer to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.20 per share. The market price of the Company’s common stock on March 28, 2007, the date of grant, was $0.16 per share. The exercise price and the number of shares which may be purchased upon exercise of a Warrant are subject to adjustment in certain circumstances. The Warrants were fully vested and exercisable on the date of grant and expire five years from such date. Neither the Warrants nor the shares of common stock issuable upon the exercise of the Warrants have been registered under the Securities Act of 1933, as amended, and have been issued in reliance upon an exemption from the registration requirements of that Act.

The fair value of each stock warrant grant was estimated based upon grant date fair value using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock warrants granted during the quarter ended March 31, 2007: (i) annual dividends of $0.00, (ii) expected volatility of 37.96%, (iii) risk-free interest rate of 4.50%, and (iv) expected warrant lives of five years for the quarter ended March 31, 2007. The weighted average fair value of the stock warrants granted for the quarter ended March 31, 2007 was $0.05. There were 300,000 warrants granted during the quarter ended March 31, 2007.

Accordingly, the Company has valued the warrants at their fair value and has recorded a charge to operations in the amount of $15,000 which is included in general and administrative expenses in the accompanying condensed financial statements.

The Company did not record any compensation expense for the quarter ended March 31, 2008 since all warrants were fully vested prior to March 31, 2007 and no warrants were granted subsequent thereto.

Recent Accounting Pronouncements

(i)	In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this statement simplifies and codifies related guidance with generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company’s adoption of SFAS 157 has not had a material impact on the Company’s financial position and results of operations.

(ii)	In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for fiscal years beginning November 15, 2007. SFAS 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. The Company’s adoption of SFAS 159 has not had a material impact on the Company’s financial position and results of operations.

F–6

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
FOR THE QUARTER ENDED MARCH 31, 2008
(Unaudited)

(iii)	In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable to business combinations undertaken by the Company for which the acquisition date is on or after January 1, 2009. SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

(iv)	In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interest in a subsidiary (previously referred to as a minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of shareholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the shareholders of the Company separately in its consolidated statement of operations. SFAS 160 becomes effective for the Company on January 1, 2009. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

4. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and certificates of deposit. At times, the cash in any one bank account may exceed the Federal Deposit Insurance Corporation’s (the “FDIC”) $100,000 limit. At March 31, 2008, the Company maintained balances that were over the FDIC limit. The Company places its cash with high credit quality financial institutions and does not believe it is exposed to any significant credit risk on cash or cash equivalents.

5. INCOME TAXES

As of March 31, 2008, the Company has a net operating loss (“NOL”) of approximately $211,000. The deferred tax asset related to such NOL has been fully reserved.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2007.

F–7

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
FOR THE QUARTER ENDED MARCH 31, 2008
(Unaudited)

The Company has identified its federal tax return and its state tax return in New York State as “major” tax jurisdictions. Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions which require recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended 2003 through 2007, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and the Company does not anticipate any adjustments that would result in a material change to its financial position. Consequently, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company classifies interest and penalties related to unrecognized tax benefits in other expenses. The Company did not incur interest or penalties during the quarter ended March 31, 2008.

6. LOSS PER SHARE

Basic loss per share (“LPS”) is determined by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted LPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. For the quarters ended March 31, 2008 and 2007, the Company had approximately 7.7 and 7.7 million warrants, respectively, that were not included in the dilutive loss per share calculation. The Company had a net loss during the quarters ended March 31, 2008 and 2007 and any adjustment would have been antidilutive.

F–8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

Until the sale of our subsidiaries on September 28, 2006, we were a holding company and the shares of the subsidiaries held by us constituted substantially all of our assets. Accordingly, since the sale of the subsidiaries, we have existed as a shell company with no subsidiaries and no business operations. Our plan of operation is to seek a target company with which to merge or to complete a business combination. In any transaction, management anticipates that we would be the surviving legal entity and our shareholders would retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by the shareholders will be negotiated by management and the target company.

We do not plan to restrict our search to any specific business, industry or geographic location, and we may participate in a business venture of virtually any kind or nature.

On July 10, 2007, we entered into a nonbinding letter of intent for the acquisition of Real Property Technologies, LLC (“RPT”). RPT is a New York-based limited liability company consisting of several companies in the real estate information business. RPT has over 30 years of experience servicing customers in the Title Insurance Industry.

The letter of intent stated that we agreed to purchase 100% of the capital stock of RPT for the issuance of 40,000,000 shares of our common stock and 80 shares of our Series C Preferred Stock. The acquisition was to be subject to the completion of a due diligence review and execution of definitive agreements. On January 25, 2008, we, together with RPT, agreed to terminate the letter of intent.

We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We can give no assurance that any transaction discussed herein will occur, or that if such a transaction were to occur, it would enhance our future operations or financial results, or specifically that we would become and remain profitable as a result of such transaction.

RESULTS OF OPERATIONS

For the quarter ended March 31, 2008 and March 31, 2007, our financial statements reflect that we had no operations since the sale of the subsidiaries on September 28, 2006. As a result of the sale of the subsidiaries, we are currently in the development stage and exist as a shell company.

OPERATING EXPENSES

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2008 were $55,747, as compared to $123,276 for the quarter ended March 31, 2007. The decrease of $67,529 is a result of a decrease in legal and accounting fees associated with the sale of the subsidiaries. Going forward, general and administrative expenses should remain relatively constant unless we undertake an acquisition in which case legal and accounting expenses would significantly increase.

Interest Income

Interest income for the quarters ended March 31, 2008 and March 31, 2007 was $13,977 and $22,414, respectively. Interest income is earned from the certificates of deposit which we hold. In addition, we earned $3,232 in interest during the quarter ended March 31, 2008 from the loan to Charter Fabrics which we made on October 31, 2006 which was included in the March 31, 2008 amount above. This note receivable was repaid during the quarter ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our total assets as of March 31, 2008 were $1,228,744, which are comprised of $680,771 cash and cash equivalents, $534,923 certificates of deposit with a maturity of six months, and $13,050 in prepaid expenses. We have $681 in current liabilities which consist of accrued office expenses. We presently anticipate that cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the Securities and Exchange Commission, evaluating and reviewing possible business ventures and acquisition opportunities and potentially negotiating and consummating any such transactions. We believe that we have sufficient cash on hand to meet these cash requirements over a period of twelve months. Our cash decreased by $8,866 to $680,771 at March 31, 2008 from $689,637 at December 31, 2007.

Cash flows used in operating activities was $58,866 for the quarter ended March 31, 2008 which reflected a net loss of $41,770. Our prepaid expenses increased by $6,926, which was due to a renewed insurance policy. Our accounts payable decreased by $4,334. In addition, we earned interest on a long term certificate of deposit in the amount of $5,836.

Cash provided by investing activities for the quarter ended March 31, 2008 was $50,000. During the quarter ended March 31, 2008, we received payment of the note receivable plus accrued interest from Charter Fabrics, Inc. in the amount of$53,232.

There were no financing activities for the quarter ended March 31, 2008.

CAUTIONARY FACTORS REGARDING FUTURE OPERATING RESULTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2008 and for the quarter then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report of Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 12, 2008.

Certain statements contained in this report, including, without limitation, statements containing the words, “likely”, “forecast”, “project”, “believe”, “anticipate”, “expect”, and other words of similar meaning, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance, or achievements expressed or implied by such forward-looking statements. In addition to forward-looking statements contained in this quarterly report on Form 10-Q, the following forward-looking factors could cause our future results to differ materially from our forward-looking statements: competition, capital resources, credit resources and funding.

The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments other than in compliance with the federal securities laws.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

We have designed our disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in SEC’s rules and forms. We have also designed our disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

Internal Controls over Financial Reporting

Management is responsible for the preparation of our financial statements and related information.

Management uses its best judgment to ensure that the financial statements present fairly, in all material aspects, our consolidated financial position and results in conformity with GAAP.

Under the supervision of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared specifically for smaller public companies.

As a result of our evaluation, we concluded that our internal control over financial reporting was ineffective as of March 31, 2008 due to the identification of a material weakness. A material weakness is a control deficiency or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness

To address the weakness described below, we performed additional analysis and performed other procedures to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, management believes that the financial statements included in this quarterly report on Form 10-Q, fairly present, in all material aspects, our financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.

The weakness, identified by management, related to the lack of necessary accounting resources to ensure consistently complete and accurate reporting of financial reporting. We do not employ a full time in-house controller or chief financial officer nor do we employ any in-house accounting personnel to do routine record keeping. Consequently, our financial reporting function is limited. Commencing on September 28, 2006, David Hale ceased serving as our Chief Financial Officer and we appointed Michael Rakusin as our part-time Chief Financial Officer. In order to further correct this deficiency upon the conclusion of an acquisition, management intents to seek additional qualified in house accounting personnel to ensure that we will have adequate resources to maintain complete reporting of financial information disclosures in a timely manner. We are not currently conducting operations and do not anticipate conducting operations prior to an acquisition.

We believe that for the reasons described above, after the conclusion of an acquisition, we will be able to improve our disclosure controls and procedures and remedy the material weaknesses identified above. Because of inherent limitations in all control systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. We believe that our plans related to controls and procedures will provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with GAAP under management’s directions, and that financial records are reliable to prepare financial statements.

Changes in Internal Controls over Financial Reporting

Subsequent to the sale of our subsidiaries on September 28, 2006, we are a shell company with three officers who also serve as our sole directors and who are responsible for our financial reporting.

Other than the identification of the material weakness in internal controls over financial reporting, there have not been any other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to affect our internal control over financial reporting.

PART II – OTHER INFORMATION

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

INTERNATIONAL SMART SOURCING, INC.

May 14, 2008	/s/ David Hale
Date	David Hale
Chairman, President and
Principal Executive Officer

May 14, 2008	/s/ Michael Rakusin
Date	Michael Rakusin
Chief Financial Officer