Form 10-Q
period 2008-06-30
INTERNATIONAL SMART SOURCING INC
filed 2008-08-14
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2008

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

As of August 13, 2008, the Registrant had 18,899,435 shares of its Common Stock, $.001 par value, issued and 10,974,435 outstanding.

INTERNATIONAL SMART SOURCING, INC.
FORM 10-Q
JUNE 30, 2008

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Index to Financial Statements

Condensed Balance Sheets	F–1

Condensed Statements of Operations	F–2

Condensed Statements of Cash Flows	F–3

Notes to Condensed Financial Statements	F–4

INTERNATIONAL SMARTSOURCING, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

ASSETS
	June 30, 2008	December 31, 2007 *
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$656,881	$689,637
Certificate of deposit	539,085	529,088
Prepaid expenses	9,006	6,124
Note Receivable	-	50,000

TOTAL ASSETS	$1,204,972	$1,274,849

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,978	$5,015

TOTAL LIABILITIES	8,978	5,015

SHAREHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 1,000,000 shares authorized,
no shares issued or outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized,
18,899,435 issued and 10,974,435 outstanding	18,899	18,899
Additional paid-in capital	8,254,495	8,254,495
Accumulated deficit	(5,094,144)	(5,094,144)
Deficit accumulated during the development stage	(319,006)	(245,166)
	2,860,244	2,934,084
Less: Treasury Stock, at cost, 7,925,000 shares	(1,664,250)	(1,664,250)

TOTAL SHAREHOLDERS' EQUITY	1,195,994	1,269,834

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,204,972	$1,274,849

*	Derived from audited financial statements

See Notes to Condensed Financial Statements

F–1

INTERNATIONAL SMARTSOURCING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
					September 29, 2006
					(Inception of
	Three Months Ended		Six Months Ended		development stage)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2008	2007	2008	2007	2008
GENERAL AND ADMINISTRATIVE EXPENSES	39,917	28,448	95,664	151,724	388,399
LOSS BEFORE OTHER INCOME	(39,917)	(28,448)	(95,664)	(151,724)	(388,399)
OTHER INCOME
Other income - Interest	7,848	11,943	21,824	34,357	79,620
LOSS BEFORE PROVISION FOR INCOME TAX	(32,069)	(16,505)	(73,840)	(117,367)	(308,779)
Income tax	-	-	-	-	(10,227)

NET LOSS	$(32,069)	$(16,505)	$(73,840)	$(117,367)	$(319,006)

Loss per share of common stock:

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares
of common stock outstanding -
Basic and diluted	10,974,435	10,974,435	10,974,435	10,974,435

See Notes to Condensed Financial Statements

F–2

INTERNATIONAL SMARTSOURCING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			September 29, 2006
			(Inception of
	Six Months Ended		development stage)
	June 30,	June 30,	to June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(73,840)	$(117,367)	$(319,006)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation expense related
to issuance of warrants	-	15,000	15,000
Interest earned on certificate of deposit	(9,997)	(17,482)	(39,085)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,882)	(8,156)	(9,006)
Accounts payable and accrued expenses	3,963	6,670	8,978
Income taxes payable	-	(10,227)	-
Total adjustments	(8,916)	(14,195)	(24,113)
Net cash used in operating activities	(82,756)	(131,562)	(343,119)
Cash flows from investing activities:
Purchase of certificate of deposit	-	-	(600,000)
Proceeds from repayment of note receivable	50,000	-	50,000
Net proceeds from maturity of certificate of deposit	-	100,000	100,000

Net cash provided by (used in) investing activities:	50,000	100,000	(450,000)

Net decrease in cash and cash equivalents	(32,756)	(31,562)	(793,119)

Cash and cash equivalents - beginning of period	689,637	828,847	1,450,000
Cash and cash equivalents - end of period	$656,881	$797,285	$656,881

See Notes to Condensed Financial Statements

F–3

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim unaudited financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and related footnotes included in the International Smart Sourcing, Inc. (the “Company” or “ISSI”) annual report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2008 and the results of operations and cash flows for the periods shown have been included.

The results of operations for the interim periods ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Effective September 29, 2006, the Company is reporting as a development stage company.

2. PLAN OF OPERATIONS

Until the sale of its operating subsidiaries, Electronic Hardware Corp., Smart Sourcing Inc., and Compact Disc Packaging Corp. (the “Subsidiaries”), on September 28, 2006, the Company was a holding company and the shares of the Subsidiaries held by the Company constituted substantially all of the Company’s assets. Accordingly, since the sale of the Subsidiaries, the Company has existed as a shell company with no subsidiaries and no business operations. The Company’s plan of operation is to seek a target company with which to merge or to complete a business combination. In any transaction, management anticipates that the Company would be the surviving legal entity and the shareholders of the Company would retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by the shareholders will be negotiated by the Company’s management and the target company.

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

As discussed in Note 7, the Company entered into a letter of intent to acquire Network 1 Securities Inc. (“NETW”), by purchasing one hundred percent (100%) of the issued and outstanding capital stock of NETW, resulting in NETW becoming our wholly owned subsidiary.

F–4

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
(Unaudited)

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

Stock Based Compensation

The Company accounts for stock based compensation using the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share Based Payment.”

The Company did not record any compensation (including stock based compensation) expense for the six months ended June 30, 2008.

Recent Accounting Pronouncements

(i)	In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for fiscal years beginning November 15, 2007. SFAS 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. The Company’s adoption of SFAS 159 has not had a material impact on the Company’s financial position and results of operations.

(ii)	In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable to business combinations undertaken by the Company for which the acquisition date is on or after January 1, 2009. SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

F–5

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
(Unaudited)

(iii)	In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interest in a subsidiary (previously referred to as a minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of shareholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the shareholders of the Company separately in its consolidated statement of operations. SFAS 160 becomes effective for the Company on January 1, 2009. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

(iv)	On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2). FSP SFAS 157-2 amends SFAS No. 157, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for the items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP SFAS 157-2 defers the effective date of SFAS 157-2 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 and FSP SFAS 157-2 on its consolidated financial statements.

(v)	In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material effect on its financial statements.

4. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and certificates of deposit. At times, the cash in any one bank account may exceed the Federal Deposit Insurance Corporation’s (the “FDIC”) $100,000 limit. At June 30, 2008, the Company maintained balances that were over the FDIC limit. The Company places its cash with high credit quality financial institutions and does not believe it is exposed to any significant credit risk on cash or cash equivalents.

5. INCOME TAXES

As of June 30, 2008, the Company has a net operating loss (“NOL”) of approximately $243,000. The deferred tax asset related to such NOL has been fully reserved.

F–6

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
(Unaudited)

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

The Company classifies interest and penalties related to unrecognized tax benefits in other expenses. The Company did not incur interest or penalties during the six months ended June 30, 2008.

6. LOSS PER SHARE

Basic loss per share (“LPS”) is determined by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted LPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. For the interim periods ended June 30, 2008 and 2007, the Company had approximately 7.7 million warrants that were not included in the dilutive loss per share calculation. The Company had net losses during the interim periods ended June 30, 2008 and 2007 and any adjustment would have been antidilutive.

7. SUBSEQUENT EVENTS

On July 29, 2008, the Company entered into a letter of intent with Network 1 Financial Securities Inc., a Texas corporation (“NETW”), pursuant to which the Company would purchase one hundred percent (100%) of the issued and outstanding capital stock of NETW, resulting in NETW becoming the Company’s wholly owned subsidiary, in exchange for twenty-two million (22,000,000) shares of the Company’s common stock, $0.001 par value, which amount shall be subject to adjustment after the completion of (a) NETW’s audited financial statements for the years ended June 30, 2008 and 2007 and (b) a due diligence review by the Company. NETW is a registered broker-dealer. The acquisition is subject to due diligence and the execution of definitive agreements. If consummated, the transaction would constitute a reverse acquisition of the Company by NETW, as NETW would control the post merged company.

F–7

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
(Unaudited)

The Company can give no assurance that any transaction discussed herein will occur, or that if such a transaction were to occur, it would enhance its future operations or financial results, or specifically that the Company would become and remain profitable as a result of such transaction.

F–8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Until the sale of our subsidiaries, Electronic Hardware Corp., Smart Sourcing Inc., and Compact Disc Packaging Corp. (the “Subsidiaries”) on September 28, 2006, we were a holding company and the shares of the Subsidiaries held by us constituted substantially all of our assets. Accordingly, since the sale of the Subsidiaries, we have existed as a shell company with no subsidiaries and no business operations. Our plan of operation is to seek a target company with which to merge or to complete a business combination. In any transaction, management anticipates that we would be the surviving legal entity and our shareholders would retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by the shareholders will be negotiated by management and the target company, but would likely be less than a controlling interest.

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

On July 29, 2008, we entered into a letter of intent with Network 1 Financial Securities Inc., a Texas corporation (“NETW”), pursuant to which we would purchase one hundred percent (100%) of the issued and outstanding capital stock of NETW, resulting in NETW becoming our wholly owned subsidiary, in exchange for twenty-two million (22,000,000) shares of our Company’s common stock , $0.001 par value, which amount shall be subject to adjustment after the completion of (a) NETW’s audited financial statements for the years ended June 30, 2008 and 2007, and (b) a due diligence review by us. NETW is a registered broker-dealer. The acquisition is subject to due diligence and the execution of definitive agreements. If consummated, the transaction would constitute a reverse acquisition of us by NETW, as NETW would control the post merged company.

We can give no assurance that any transaction discussed herein will occur, or that if such a transaction were to occur, it would enhance our future operations or financial results, or specifically that we would become and remain profitable as a result of such transaction.

RESULTS OF OPERATIONS

For the interim periods ended June 30, 2008 and June 30, 2007, our financial statements reflect that we had no operations since the sale of the Subsidiaries on September 28, 2006. As a result of the sale of the Subsidiaries, we are currently in the development stage and exist as a shell company.

OPERATING EXPENSES

General and Administrative Expenses

General and administrative expenses for the three month period ended June 30, 2008 were $39,917, as compared to $28,448 for the comparable period ended June 30, 2007. General and administrative expenses increased by $11,469 or 40.3% during the quarter ended June 30, 2008 as compared to June 30, 2007 due to increased accounting fees for the three months.

General and administrative expenses for the six month period ended June 30, 2008 were $95,664, as compared to $151,724 for the comparable period ended June 30, 2007. General and administrative expenses decreased by $56,060 or 36.9% during the six months ended June 30, 2008 as compared to June 30, 2007 due to a decrease in accounting fees for the period.

Going forward, general and administrative expenses should remain relatively constant unless we undertake an acquisition in which case legal and accounting expenses would significantly increase.

Interest Income

Interest income for the three period ended June 30, 2008 was $7,848, as compared to $11,943 for the comparable period ended June 30, 2007. Interest income is earned from the certificates of deposit which we hold.

Interest income for the six month period ended June 30, 2008 was $21,824, as compared to $34,357 for the comparable period ended June 30, 2007. In addition to interest income we earned from certificate of deposits which we hold, we earned $3,232 in interest during the six months ended June 30, 2008 from a loan to Charter Fabrics, Inc. which we made on October 31, 2006 and which was included in the six months ended June 30, 2008 amount above. This note receivable was repaid during the quarter ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our total assets as of June 30, 2008 were $1,204,972, which are comprised of $656,881 cash and cash equivalents, $539,085 certificates of deposit with a maturity of six months, and $9,006 in prepaid expenses. We have $8,978 in current liabilities which consist of accrued office expenses. We presently anticipate that cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the Securities and Exchange Commission, evaluating and reviewing possible business ventures and acquisition opportunities and potentially negotiating and consummating any such transactions. We believe that we have sufficient cash on hand to meet these cash requirements over a period of twelve months. Our cash decreased by $32,756 to $656,881 at June 30, 2008 from $689,637 at December 31, 2007.

Cash flows used in operating activities was $82,756 for the six months ended June 30, 2008 which reflected a net loss of $73,840. Our prepaid expenses increased by $2,882, which was due to a renewed insurance policy. Our accounts payable increased by $3,963. In addition, we earned interest on a long term certificate of deposit in the amount of $9,997.

Cash provided by investing activities for the six months ended June 30, 2008 was $50,000. During the quarter ended June 30, 2008, we received payment of the note receivable plus accrued interest from Charter Fabrics, Inc. in the amount of $53,232.

There were no financing activities for the six months ended June 30, 2008.

CAUTIONARY FACTORS REGARDING FUTURE OPERATING RESULTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2008 and for the three and six months then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report of Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 12, 2008.

Certain statements contained in this report, including, without limitation, statements containing the words, “likely,” “forecast,” “project,” “believe,” “anticipate,” “expect,” and other words of similar meaning, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance, or achievements expressed or implied by such forward-looking statements. In addition to forward-looking statements contained in this quarterly report on Form 10-Q, the following forward-looking factors could cause our future results to differ materially from our forward-looking statements: competition, capital resources, credit resources and funding.

We assume no obligation to update any forward-looking statements as a result of new information or future events or developments other than in compliance with the federal securities laws.

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

We believe that our disclosure controls and procedures are adequate to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in SEC’s rules and forms. We believe that our disclosure controls and procedures are adequate to ensure that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to affect our internal control over financial reporting (and the material weakness which we disclosed in our Annual Report on Form 10-KSB, filed with the SEC on March 12, 2008).

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

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1

Letter of Intent between the Company and NETW, dated July 29, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2008)

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

INTERNATIONAL SMART SOURCING, INC.

August 13, 2008	/s/ David Hale
Date	David Hale
Chairman, President and
Principal Executive Officer

August 13, 2008	/s/ Michael Rakusin
Date	Michael Rakusin
Chief Financial Officer