Form 10-Q
period 2008-09-30
INTERNATIONAL SMART SOURCING INC
filed 2008-11-04
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 4, 2008, the Registrant had 18,899,435 shares of its Common Stock, $.001 par value, issued and 10,974,435 outstanding.

INTERNATIONAL SMART SOURCING, INC.
FORM 10-Q
SEPTEMBER 30, 2008

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Index to Financial Statements

Condensed Balance Sheets	F–1

Condensed Statements of Operations	F–2

Condensed Statements of Cash Flows	F–3

Notes to Condensed Financial Statements	F–4

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

ASSETS
	September 30, 2008	December 31, 2007 *
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$626,899	$689,637
Certificate of deposit	542,448	529,088
Prepaid expenses	6,355	6,124
Note Receivable	-	50,000

TOTAL ASSETS	$1,175,702	$1,274,849

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,181	$5,015

TOTAL LIABILITIES	4,181	5,015

SHAREHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 1,000,000 shares authorized,
no shares issued or outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized,
18,899,435 issued and 10,974,435 outstanding	18,899	18,899
Additional paid-in capital	8,254,495	8,254,495
Accumulated deficit	(5,094,144)	(5,094,144)
Deficit accumulated during the development stage	(343,479)	(245,166)
	2,835,771	2,934,084
Less: Treasury Stock, at cost, 7,925,000 shares	(1,664,250)	(1,664,250)

TOTAL SHAREHOLDERS' EQUITY	1,171,521	1,269,834

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,175,702	$1,274,849

* Derived from audited financial statements

See Notes to Condensed Financial Statements

F–1

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
					September 29, 2006
					(Inception of
	Three Months Ended		Nine Months Ended		development stage)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2008	2007	2008	2007	2008
GENERAL AND ADMINISTRATIVE
EXPENSES	$31,129	$41,615	$126,793	$193,339	$419,528
LOSS BEFORE OTHER INCOME	(31,129)	(41,615)	(126,793)	(193,339)	(419,528)
OTHER INCOME
Other income - Interest	6,656	11,413	28,480	45,770	86,276
LOSS BEFORE PROVISION FOR
INCOME TAX	(24,473)	(30,202)	(98,313)	(147,569)	(333,252)
Income tax	-	-	-	-	(10,227)

NET LOSS	$(24,473)	$(30,202)	$(98,313)	$(147,569)	$(343,479)

Loss per share of common stock:

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares
of common stock outstanding -
Basic and diluted	10,974,435	10,974,435	10,974,435	10,974,435

See Notes to Condensed Financial Statements

F–2

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			September 29, 2006
			(Inception of
	Nine Months Ended		development stage)
	September 30,	September 30,	to September 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(98,313)	$(147,569)	$(343,479)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash compensation expense related
to issuance of warrants	-	15,000	15,000
Interest earned on certificate of deposit	(13,364)	(23,253)	(42,452)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(231)	(7,381)	(6,352)
Accounts payable and accrued expenses	(830)	(39,549)	4,182
Income taxes payable	-	(10,227)	-
Total adjustments	(14,425)	(65,410)	(29,622)
Net cash used in operating activities	(112,738)	(212,979)	(373,101)
Cash flows from investing activities:
Purchase of certificate of deposit	-	-	(600,000)
Proceeds from repayment of note receivable	50,000	-	50,000
Net proceeds from maturity of certificate of deposit	-	100,000	100,000

Net cash provided by (used in) investing activities:	50,000	100,000	(450,000)

Net decrease in cash and cash equivalents	(62,738)	(112,979)	(823,101)

Cash and cash equivalents - beginning of period	689,637	828,847	1,450,000
Cash and cash equivalents - end of period	$626,899	$715,868	$626,899

See Notes to Condensed Financial Statements
F–3

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
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

In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2008 and the results of operations and cash flows for the periods shown have been included.

The results of operations for the interim periods ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

On July 29, 2008, the Company entered into a letter of intent with Network 1 Financial Securities Inc., a Texas corporation (“NETW”), pursuant to which the Company would purchase one hundred percent (100%) of the issued and outstanding capital stock of NETW, resulting in NETW becoming the Company’s wholly owned subsidiary, in exchange for twenty-two million (22,000,000) shares of the Company’s common stock, $0.001 par value, which amount shall be subject to adjustment after the completion of (a) NETW’s audited financial statements for the years ended June 30, 2008 and 2007 and (b) a due diligence review by the Company. NETW is a registered broker-dealer. The acquisition is subject to due diligence and the execution of definitive agreements. If consummated the transaction would constitute a reverse acquisition of the Company by NETW, as NETW would control the post merged company.

F–4

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
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

The Company did not record any compensation (including stock based compensation) expense for the nine months ended September 30, 2008.

Recent Accounting Pronouncements

(i)	In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. The Company’s adoption of SFAS 159 has not had a material impact on the Company’s financial position and results of operations.

F–5

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited)

(ii)	On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2). FSP SFAS 157-2 amends SFAS No. 157, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for the items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP SFAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 and FSP SFAS 157-2 on its consolidated financial statements.

4. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and certificates of deposit. At times, the cash in any one bank account may exceed the Federal Deposit Insurance Corporation’s (the “FDIC”) $250,000 limit. At September 30, 2008, the Company maintained balances that were over the FDIC limit. The Company places its cash with high credit quality financial institutions and does not believe it is exposed to any significant credit risk on cash or cash equivalents.

5. INCOME TAXES

As of September 30, 2008, the Company has a net operating loss (“NOL”) of approximately $267,000. The deferred tax asset related to such NOL has been fully reserved.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2007 and September 30, 2008.

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

The Company classifies interest and penalties related to unrecognized tax benefits in other expenses. The Company did not incur interest or penalties during the nine months ended September 30, 2008.

F–6

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited)

6. LOSS PER SHARE

Basic loss per share (“LPS”) is determined by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted LPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. For the interim periods ended September 30, 2008 and 2007, the Company had approximately 7.7 million warrants that were not included in the dilutive loss per share calculation. The Company had net losses during the interim periods ended September 30, 2008 and 2007 and any adjustment would have been antidilutive.

F–7

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

On July 29, 2008, we entered into a letter of intent with Network 1 Financial Securities Inc., a Texas corporation (“NETW”), pursuant to which we would purchase one hundred percent (100%) of the issued and outstanding capital stock of NETW, resulting in NETW becoming our wholly owned subsidiary, in exchange for twenty-two million (22,000,000) shares of our Company’s common stock, $0.001 par value, which amount shall be subject to adjustment after the completion of (a) NETW’s audited financial statements for the years ended June 30, 2008 and 2007, and (b) a due diligence review by us. NETW is a registered broker-dealer. The acquisition is subject to due diligence and the execution of definitive agreements. If consummated, the transaction would constitute a reverse acquisition of us by NETW, as NETW would control the post merged company.

We can give no assurance that any transaction discussed herein will occur, or that if such a transaction were to occur, it would enhance our future operations or financial results, or specifically that we would become and remain profitable as a result of such transaction.

RESULTS OF OPERATIONS

For the interim periods ended September 30, 2008 and September 30, 2007, our financial statements reflect that we had no operations. As a result of the sale of the Subsidiaries on September 28, 2006, we are currently in the development stage and exist as a shell company.

OPERATING EXPENSES

General and Administrative Expenses

General and administrative expenses for the three month period ended September 30, 2008 were $31,129, as compared to $41,615 for the comparable period ended September 30, 2007. General and administrative expenses decreased by $10,486 or 25.2% during the quarter ended September 30, 2008 as compared to September 30, 2007 due to decreased accounting fees for the three month period.

General and administrative expenses for the nine month period ended September 30, 2008 were $126,793, as compared to $193,339 for the comparable period ended September 30, 2007. General and administrative expenses decreased by $66,546 or 34.4% during the nine months ended September 30, 2008 as compared to September 30, 2007 due to a decrease in accounting and legal fees for the nine month period.

Going forward, general and administrative expenses should remain relatively constant unless we undertake an acquisition in which case legal and accounting expenses would significantly increase.

Interest Income

Interest income for the three month period ended September 30, 2008 was $6,656, as compared to $11,413 for the comparable period ended September 30, 2007. Interest income is earned from the certificates of deposit which we hold.

Interest income for the nine month period ended September 30, 2008 was $28,480, as compared to $45,770 for the comparable period ended September 30, 2007. In addition to interest income we earned from certificate of deposits which we hold, we earned $3,232 in interest during the nine months ended September 30, 2008 from a loan to Charter Fabrics, Inc. which we made on October 31, 2006 and which was included in the nine months ended September 30, 2008 amount above. This note receivable was repaid during the quarter ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our total assets as of September 30, 2008 were $1,175,702, which are comprised of $626,899 cash and cash equivalents, $542,448 certificates of deposit with a maturity of six months, and $6,355 in prepaid expenses. We have $4,181 in current liabilities which consist of accrued office and legal expenses. We presently anticipate that cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the Securities and Exchange Commission, evaluating and reviewing possible business ventures and acquisition opportunities and potentially negotiating and consummating any such transactions. We believe that we have sufficient cash on hand to meet these cash requirements over a period of twelve months. Our cash decreased by $62,738 to $626,899 at September 30, 2008 from $689,637 at December 31, 2007.

Cash flows used in operating activities was $112,738 for the nine months ended September 30, 2008 which reflected a net loss of $98,313. Our prepaid expenses increased by $231, which was due to a renewed insurance policy. Our accounts payable decreased by $830. In addition, we earned interest on a long term certificate of deposit in the amount of $13,364.

Cash provided by investing activities for the nine months ended September 30, 2008 was $50,000. During the quarter ended June 30, 2008, we received payment of the note receivable plus accrued interest from Charter Fabrics, Inc. in the amount of $53,232.

There were no financing activities for the nine months ended September 30, 2008.

CAUTIONARY FACTORS REGARDING FUTURE OPERATING RESULTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2008 and for the three and nine months then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report of Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 12, 2008.

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

We believe that our disclosure controls and procedures are adequate to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Further, we believe that information required to be disclosed by us is recorded, processed, summarized and reported within time periods specified in SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to affect our internal control over financial reporting (and the material weakness which we disclosed in our Annual Report on Form 10-KSB, filed with the SEC on March 12, 2008).

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

INTERNATIONAL SMART SOURCING, INC.

November 4, 2008	/s/ David Hale
Date	David Hale
Chairman, President and
Principal Executive Officer

November 4, 2008	/s/ Michael Rakusin
Date	Michael Rakusin
Chief Financial Officer