Form 10-K
period 2008-12-31
INTERNATIONAL SMART SOURCING INC
filed 2009-01-26
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2008

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
Common stock, Par value $.001
Common Stock Purchase Warrants

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐       NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☑       NO ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑       NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ☑       NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) YES ☑       NO ☐

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on January 20, 2009 was approximately $1,975,398. As of January 20, 2009, the Registrant had 18,899,435 shares of its Common Stock, $0.001 par value, issued and 10,974,435 outstanding.

Exhibit 23.1	INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S CONSENT

Exhibit 31.1	SECTION 302 CERTIFICATION

Exhibit 31.2	SECTION 302 CERTIFICATION

Exhibit 32.1	CERTIFICATE OF CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.2	CERTIFICATE OF CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

FORWARD-LOOKING STATEMENTS

This Annual Report on form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”),Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995 and International Smart Sourcing, Inc. intends that such forward-looking statements be subject to the safe harbors created thereby. The forward-looking statements relate to future events or the future financial performance of International Smart Sourcing, Inc. including, but not limited to, statements contained in: Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that such statements, which may be identified by words including ‘‘anticipates,’’ ‘‘believes,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘expects,’’ and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. In evaluating such statements, readers should consider the various factors identified in this Annual Report on Form 10-K which could cause actual events, performance or results to differ materially from those indicated by such statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by International Smart Sourcing, Inc. or any other person that its objectives or plans will be achieved. International Smart Sourcing, Inc. does not undertake and specifically declines any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

PART I

Item 1. Business.

The Company

International Smart Sourcing, Inc. (referred to herein as the “Company,” “we,” “our,” “ours,” and “us”) was incorporated in February 1998 in Delaware as a holding company for the purpose of acquiring the common stock of Electronic Hardware Corp. (“EHC”) and Compact Disc Packaging Corp., (“CDP”), an inactive corporation. On May 7, 1999, we formed a company called Smart Sourcing Inc. (“SSI”, and together with EHC and CDP, the “Subsidiaries”), a Delaware corporation. EHC manufactured, distributed and warehoused knobs, dials and pointers. SSI specialized in assisting companies in reducing their cost of manufacturing by outsourcing manufacturing in China.

We specialized in the out-sourcing of manufacturing and the manufacturing of injection molded plastic components, products and assemblies. We performed the manufacturing and outsourcing functions for our customers, through our United States facilities and through our outsourcing contacts and offices in the People’s Republic of China.

On September 28, 2006, we sold the Subsidiaries. Effective September 28, 2006, we are reporting as a development stage company.

Sale of the Subsidiaries

Until the sale of the Subsidiaries on September 28, 2006, we were a holding company and the shares of the Subsidiaries constituted substantially all of our assets. Accordingly, since the sale of the Subsidiaries, we have existed as a shell company with no subsidiaries and no business operations. Our plan of operation is to seek a target company with which to merge or to complete a business combination.

On July 29, 2008, we entered into a letter of intent with Network 1 Financial Securities Inc., a Texas corporation (“NETW”), pursuant to which we would purchase one hundred percent (100%) of the issued and outstanding capital stock of NETW, resulting in NETW becoming our wholly owned subsidiary, in exchange for twenty-two million (22,000,000) shares of our common stock, $0.001 par value, which amount shall be subject to adjustment after the completion of (a) NETW’s audited financial statements for the years ended June 30, 2008 and 2007, and (b) a due diligence review by us. NETW is a registered broker-dealer. The acquisition is subject to due diligence and the execution of definitive agreements. If the transaction is consummated, it would constitute a reverse acquisition of NETW by us, as NETW would control the post-merged company. We can give no assurance that any transaction discussed herein will occur, or that if such a transaction were to occur, it would enhance our future operations or financial results, or specifically that we would become and remain profitable as a result of such transaction.

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

Employees

We currently have 3 employees all of whom are part-time employees.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently maintain an office at 320 Broadhollow Road, Farmingdale, New York 11735 but have not entered into a lease agreement with K&G Realty for such premises. Our offices are provided to us free of charge by K&G Realty. K&G Realty is owned by a former shareholder of ISSI. Until a merger or acquisition has occurred, ISSI will maintain an office at this location.

Item 3. Legal Proceedings.

There are no pending, nor to our knowledge threatened, legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the year ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We completed our initial public offering pursuant to a Registration Statement on Form SB-2 (Registration No. 333-48701), which was declared effective by the Securities and Exchange Commission (“SEC”) on April 23, 1999.

As of January 20, 2009, we had issued 18,899,435 shares of common stock, $.001 par value, of which 10,974,435 were outstanding. Our common stock is traded on the NASDAQ Over-the-Counter Bulletin Board under the symbol “ISSG”.

The following table sets forth the high and low bid prices for the common stock as reported on the NASDAQ Over-the-Counter Bulletin Board. The high and low bid prices reflect inter-dealer prices, without mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Common Stock Sale Prices
2008	High	Low
First Quarter	0.40	0.23
Second Quarter	0.35	0.16
Third Quarter	0.32	0.12
Fourth Quarter	0.33	0.11
	Common Stock Sale Prices
2007	High	Low
First Quarter	0.18	0.12
Second Quarter	0.34	0.17
Third Quarter	0.37	0.23
Fourth Quarter	0.45	0.30

On January 20, 2009, there were 107 holders of record and 207 beneficial holders of our common stock.

On January 20, 2009, the last sale price of the Common Stock as reported on the NASDAQ Bulletin Board was $0.18 per share.

Common Stock

On December 8, 2004, we filed a Certificate of Amendment to our Certificate of Incorporation increasing the total number of authorized shares to 101,000,000, consisting of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock.

On September 28, 2006, as a result of the sale of the Subsidiaries, 7,925,000 shares of our common stock were received by us from certain stockholders/directors and returned to our treasury.

Warrants

We currently have 1,727,400 warrants outstanding, which are exercisable for a total of 7,657,733 shares of our common stock, which were issued by us as follows:

1,427,400 warrants remain outstanding of 1,437,500 warrants issued in our initial public offering in April 1999 (“IPO Warrants”), as described below. In 2001, 10,100 IPO Warrants were exercised.

On March 28, 2007, our Board of Directors approved the grant of 300,000 warrants (the “Executive Warrants”) to our three executive officers, who also serve on our Board of Directors, Messrs. David Hale, President and Chairman of the Company’s Board of Directors; Richard A. Peters, Secretary; and Michael S. Rakusin, Chief Financial Officer (collectively referred to herein as the “Executive Officers”), for their, services as directors. They are currently serving without receiving compensation for their services as officers. The Executive Officers also serve as our Directors.

The fair value of each stock warrant grant is estimated based upon the grant date fair value using the Black-Scholes option-pricing model. There were no warrants granted during the year ended December 31, 2008.

IPO Warrants

On December 4, 2006, we reduced the total exercise price of each IPO Warrant from $4.85 to $1.03092756 (i.e. $0.20 per share of common stock). As a result, each IPO Warrant now entitles the holder of the IPO Warrant to purchase 5.1546378 shares of our common stock at a total price of $1.03092756. We have extended the expiration date of the Warrants by three years, from April 23, 2007 until April 23, 2010. The other terms of the IPO Warrants have not been changed. Accordingly, all of the IPO Warrants collectively, may be exercised for a total of 7,357,733 shares of common stock at an aggregate price of $1,471,546.

Registration of Shares Underlying the IPO Warrants

The registration for the shares of common stock issuable upon exercise of the IPO Warrants and the underwriter warrants expired in April 2001. On September 27, 2004, the SEC declared effective the registration statement for the common stock issuable upon the exercise of the IPO Warrants.

Subsequently, we have complied with the blue sky registration requirements or appropriate exemptions in New York, New Jersey, Connecticut and Texas. Accordingly, at the present time, the IPO Warrants may be exercised in New York, New Jersey, Connecticut and Texas.

Executive Warrants

The Executive Warrants were granted to compensate the Executive Officers for the services they have provided to us as officers subsequent to the sale of the Subsidiaries and to induce them to continue serving as officers. Currently, the Executive Officers receive $500 per month as compensation for serving as our Directors.

The Executive Warrants issued to each of the Executive Officers entitles each Executive Officer to purchase 100,000 shares of common stock of ISSI at an exercise price of $0.20 per share. The market price of our common stock on January 20, 2009 was $0.18 per share. The exercise price and the number of shares which may be purchased upon exercise of an Executive Warrant are subject to adjustment in certain circumstances. The Executive Warrants were fully vested and exercisable on the date of grant and expire five years from such date. Neither the Executive Warrants nor the shares of common stock issuable upon the exercise of the Executive Warrants hereof have been registered under the Securities Act and have been issued in reliance upon an exemption from the registration requirements of the Securities Act.

Options

On August 28, 2006, we sent a Notice of Termination of Stock Options to all option holders announcing the proposed sale of the Subsidiaries. Effective September 28, 2006, upon the sale of the Subsidiaries, all unexercised options were effectively terminated.

Dividend Policy

We intend to retain future earnings for use in our business for the foreseeable future. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors.

Repurchase of Securities

We did not repurchase any of our common stock during the year ended December 31, 2008.

Issuance of Unregistered Common Stock

We did not issue any unregistered common stock during the year ended December 31, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans in place.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained herein may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, our inability to maintain working capital requirements to fund future operations or our inability to attract and retain highly qualified management.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached thereto and the other financial information appearing elsewhere in this Annual Report.

Results of Operations

As a result of the sale of the Subsidiaries, we had no operations during the years ended December 31, 2008 and 2007.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2008 were $202,800 as compared to $225,875 for the year ended December 31, 2007. The decrease of $23,075 or 10.2% was the result of reduced office expenses and no stock based compensation for warrants issued during the year ended December 31, 2008, as compared to $15,000 for the year ended December 31, 2007. As a result of the sale of the Subsidiaries we are currently in the development stage and exist as a shell company with only minimal general and administrative expenses.

Going forward, general and administrative expenses should remain relatively constant unless we undertake an acquisition in which legal and accounting expenses would significantly increase.

Interest Income

Interest income for the year end December 31, 2008 was $34,417, a decrease of $22,843, or 39.9%, from $57,260 for the year ended December 31, 2007. The decrease was attributable to lower interest rates with the financial institution holding the certificate of deposit and to a portion of the amount being held in a certificate being liquidated during the year ended December 31, 2008. Interest income is earned from the certificate of deposit which we hold.

Income Tax

We had a net operating loss for tax purposes of approximately $338,000 at December 31, 2008, an increase of $169,000 or 100% from $169,000 at December 31, 2007.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2007 and December 31, 2008.

We have identified our federal tax return and our state tax return in New York State as “major” tax jurisdictions. Based on our evaluation, we have concluded that there are no significant uncertain tax positions which require recognition in our financial statements. Our evaluation was performed for the tax years ended 2003 through 2007, the only periods subject to examination. Consequently, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

We classify interest and penalties related to unrecognized tax benefits in other expenses. We did not incur interest or penalties during the year ended December 31, 2008 and 2007.

Liquidity and Capital Resources

Our total assets as of December 31, 2008 were $1,104,426, which is comprised primarily of $455,675 cash, a $546,055 certificate of deposit with a maturity of six months and a $100,000 note receivable. We have approximately $3,000 in current liabilities which are primarily comprised of office expenses and taxes. We anticipate that cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the SEC, evaluating and reviewing possible business ventures and acquisition opportunities and potentially negotiating and consummating any such transactions. We believe that we have sufficient cash on hand to meet these cash requirements over a period of twelve months.

Cash for the year ended December 31, 2008 was $455,675, a decrease of $233,962, or 33.9%, from $689,637 at December 31, 2007.

Cash flow used in operating activities was $183,962 for the year ended December 31, 2008, which included a net loss of $168,383.

Cash used in investing activities for the year ended December 31, 2008 was $50,000, which consisted of a promissory note issued to Network 1 Financial Advisors Inc. in the amount of $100,000 offset by the repayment of a promissory note from Charter Fabrics Inc. in the amount of $50,000.

There were no financing activities for the year ended December 31, 2008.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Preparation of the financial statements in accordance with GAAP requires that we make estimates, using available data and our judgment for such things as valuing assets, accruing liabilities, and estimating expenses. The following is a list of what we believe are the most critical estimations that we make when preparing the financial statements.

(a)

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

(b)

Cash and Cash Equivalents – For purposes of the statement of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less when purchased to be cash equivalents.

(c)

Income Taxes – We account for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” We recognize deferred tax assets and liabilities based on the differences between the book bases and the tax bases of the assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance is recorded when it is probable that some or all of a deferred tax asset will not be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

(d)

Loss per Share – Basic loss per share (“LPS”) is determined by dividing net loss for the period by the weighted average number of common shares outstanding during the same period. Diluted LPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in our earnings. For the years ended December 31, 2008 and 2007, we had approximately 7.7 million warrants which were not included in the dilutive loss per share calculation since the effect would be anti-dilutive. We had net losses during the years ended December 31, 2008 and 2007 and any adjustment would have been anti-dilutive.

(e)

Fair Value of Financial Instruments – Our financial instruments consist of cash, cash equivalents, certificate of deposits, notes receivable, accounts payable and accrued expenses. The carrying amounts of these financial instruments in the balance sheet approximate fair value due to their short-term nature.

(f)	Recent Accounting Pronouncements

(i)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Position (“FSPs”) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 was adopted effective January 1, 2008. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but measured at affair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The adoption of SFAS No. 157-2 is not expected to have a material effect on the Company’s financial position, statement of operation or cash flows.

(ii)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for years beginning after November 15, 2007. SFAS 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. Our adoption of SFAS 159 has not had a material impact on our financial position and results of operations.

(iii)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable to the Company prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

(iv)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as a minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of shareholders’ equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the shareholders of the Company separately in its consolidated statement of operations. SFAS 160 is effective for the Company, January 1, 2009. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non-wholly owned businesses acquired in the future.

(v)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial position, statement of operations or cash flows.

(vi)

On June 12, 2008, the FASB ratified Emerging Issue Task Force (“EITF”) 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides framework for determining whether an instrument is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of EITF 07-5 on its financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements	Page
Report of Independent Registered Public Accounting Firm	F–1

Balance Sheet	F–2

Statements of Operations	F–3

Statements of Changes in Shareholders’ Equity	F–4

Statements of Cash Flows	F–5

Notes to Financial Statements	F–6 to F–12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
International Smart Sourcing, Inc.
Farmingdale, New York

We have audited the accompanying balance sheet of International Smart Sourcing, Inc. (a development stage company) (the “Company”), as of December 31, 2008 and 2007 and the related statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and for the period from September 29, 2006 (inception of development stage) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Smart Sourcing, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and for the period from September 29, 2006 (inception of development stage) to December 31, 2008, in conformity with United States generally accepted accounting principles.

/s/Marcum & Kliegman LLP
Marcum & Kliegman LLP

New York, New York
January 23, 2009

F–1

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
BALANCE SHEET

ASSETS
	December 31, 2008	December 31, 2007
CURRENT ASSETS:
Cash and cash equivalents	$455,675	$689,637
Certificate of deposit	546,055	529,088
Prepaid expenses	2,696	6,125
Note Receivable	100,000	50,000

TOTAL ASSETS	$1,104,426	$1,274,850

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,975	$5,016

TOTAL LIABILITIES	2,975	5,016

SHAREHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 1,000,000 shares authorized,
no shares issued or outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized,
18,899,435 issued and 10,974,435 outstanding	18,899	18,899
Additional paid-in capital	8,254,495	8,254,495
Accumulated deficit	(5,094,144)	(5,094,144)
Deficit accumulated during the development stage	(413,549)	(245,166)
	2,765,701	2,934,084
Less: Treasury Stock, at cost, 7,925,000 shares	(1,664,250)	(1,664,250)

TOTAL SHAREHOLDERS' EQUITY	1,101,451	1,269,834

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,104,426	$1,274,850

The accompanying notes are an integral part of these financial statements

F–2

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative from
	For the		September 29, 2006
	Years Ended		(Inception of
	December 31,	December 31,	development stage)
	2008	2007	to December 31, 2008
GENERAL AND ADMINISTRATIVE	$202,800	$225,875	$495,534

LOSS BEFORE OTHER INCOME	202,800	225,875	495,534
OTHER INCOME
Interest income	34,417	57,260	92,212

LOSS BEFORE PROVISION FOR INCOME TAX	168,383	168,615	403,322
Income tax	-	-	(10,227)
NET LOSS	$168,383	$168,615	$(413,549)

Loss per share of common stock:
Net loss per share - Basic and diluted	$(0.02)	$(0.02)
Weighted average number of shares of common stock
outstanding - Basic and diluted	10,974,435	10,974,435

The accompanying notes are an integral part of these financial statements

F–3

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

							Deficit
							Accumulated
					Additional		During
	Common Stock		Treasury Stock		Paid In	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total
Balance January 1, 2007	18,899,435	$18,899	(7,925,000)	$(1,664,250)	$8,239,495	$(5,094,144)	(76,551)	$1,423,449

Non-cash compensation expense
related to issuance of warrants	-	-	-	-	15,000	-	-	15,000
Net loss	-	-	-	-	-	-	(168,615)	(168,615)

Balance December 31, 2007	18,899,435	$18,899	(7,925,000)	$(1,664,250)	$8,254,495	$(5,094,144)	(245,166)	$1,269,834

Net loss	-	-	-	-	-	-	(168,383)	(168,383)

Balance December 31, 2008	18,899,435	$18,899	(7,925,000)	$(1,664,250)	$8,254,495	$(5,094,144)	$(413,549)	$1,101,451

The accompanying notes are an integral part of these financial statements

F–4

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative from
			September 29, 2006
	For the Fiscal		(Inception of
	Years Ended		development stage)
	December 31,	December 31,	to December 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(168,383)	$(168,615)	$(413,549)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash expenses related to issuance of warrants	-	15,000	15,000
Interest earned on certificate of deposit	(16,967)	(29,088)	(46,055)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,428	(6,124)	(2,696)
Accounts payable and accrued expenses	(2,040)	(40,156)	2,975
Income taxes payable	-	(10,227)	-
Total adjustments	(15,579)	(70,595)	(30,776)
Net cash used in operating activities	(183,962)	(239,210)	(444,325)

Cash flows (used in) provided by investing activities:
Purchase of certificate of deposit	-	-	(600,000)
Proceeds from repayment of note receivable	50,000	-	(50,000)
Expenditure for note receivable	(100,000)	-	-
Proceeds from maturity of certificate of deposit	-	100,000	100,000

Net cash (used in) provided by investing activities	(50,000)	100,000	(550,000)

Net decrease in cash and cash equivalents	(233,962)	(139,210)	(994,325)

Cash and cash equivalents - beginning of period	689,637	828,847	1,450,000

Cash and cash equivalents - end of period	$455,675	$689,637	$455,675

Cash paid during the period for taxes	$-	$15,904	$15,904

The accompanying notes are an integral part of these financial statements

F–5

INTERNATIONAL SMART SOURCING, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

1. BASIS OF PRESENTATION

International Smart Sourcing, Inc. (“ISS or the Company”) was incorporated in February 1998 in Delaware as a holding company for the purpose of acquiring the common stock of Electronic Hardware Corp. (“EHC”) and Compact Disc Packaging Corp., (“CDP”), an inactive corporation, in connection with an initial public offering of ISS’s stock (the “Offering”), which was successfully completed in April of 1999. On May 7, 1999, ISS formed a company called Smart Sourcing Inc. (“SSI”), a Delaware corporation. EHC manufactured, distributed and warehoused knobs, dials and pointers. SSI specialized in assisting companies in reducing their cost of manufacturing by outsourcing manufacturing in China.

The Company specialized in the out-sourcing of manufacturing and the manufacturing of injection molded plastic components, products and assemblies. The Company performed the manufacturing and outsourcing functions for its customers, through its United States facilities and through its outsourcing contacts and offices in the People’s Republic of China.

On September 28, 2006, the Company sold the operating subsidiaries, EHC and SSI, as well as CDP (collectively, the “Subsidiaries”). Effective September 28, 2006, the Company is reporting as a development stage company.

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

F–6

INTERNATIONAL SMART SOURCING, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007 (cont’d)

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Use of Estimates – The preparation of financial statements in conformity with Generally Accepted Accounting Principles accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

(b)	Cash and Cash Equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less when purchased to be cash equivalents.

(c)	Income Taxes – The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The Company recognizes deferred tax assets and liabilities based on the differences between the book bases and the tax bases of the assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance is recorded when it is probable that some or all of a deferred tax asset will not be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

(d)	Loss per Share – Basic loss per share (“LPS”) is determined by dividing net loss for the period by the weighted average number of common shares outstanding during the same period. Diluted LPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. For the years ended December 31, 2008 and 2007, the Company had approximately 7.7 million warrants which were not included in the dilutive loss per share calculation since the effect would be anti-dilutive. The Company had net losses during the years ended December 31, 2008 and 2007 and any adjustment would have been anti-dilutive.

(e)	Fair Value of Financial Instruments – The Company’s financial instruments consist of cash, cash equivalents, certificate of deposits, notes receivable, accounts payable and accrued expenses. The carrying amounts of these financial instruments in the balance sheet approximate fair value due to their short-term nature.

F–7

INTERNATIONAL SMART SOURCING, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007 (cont’d)

(f)	Recent Accounting Pronouncements

(i)	In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Position (“FSPs”) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 was adopted effective January 1, 2008. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but measured at affair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The adoption of SFAS No. 157-2 is not expected to have a material effect on the Company’s financial position, statement of operation or cash flows.

(ii)	In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for years beginning after November 15, 2007. SFAS 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. Our adoption of SFAS 159 has not had a material impact on our financial position and results of operations.

(iii)	In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable to the Company prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

F–8

INTERNATIONAL SMART SOURCING, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007 (cont’d)

(iv)	In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as a minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of shareholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the shareholders of the Company separately in its consolidated statement of operations. SFAS 160 is effective for the Company, January 1, 2009. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned businesses acquired in the future.

(v)	In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial position, statement of operations or cash flows.

(vi)	On June 12, 2008, the FASB ratified Emerging Issue Task Force (“EITF”) 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides framework for determining whether an instrument is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of EITF 07-5 on its financial position and results of operations.

4. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and certificates of deposit. At times, the cash in any one bank account may exceed the Federal Deposit Insurance Corporation’s (the “FDIC”) current $250,000 limit. At December 31, 2008, the Company maintained balances that were over the FDIC limit. The Company places its cash with high credit quality financial institutions and does not believe it is exposed to any significant credit risk on cash or cash equivalents and certificate of deposits.

F–9

INTERNATIONAL SMART SOURCING, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007 (cont’d)

5. NOTE RECEIVABLE

On November 18, 2008, the Company loaned to and received a promissory note in the amount of $100,000 from Network 1 Financial Advisors Inc., an affiliate of Network 1 Financial Securities, Inc. (see Note 2). The effective interest rate for the note is 6% per annum. The note matures on November 18, 2009.

6. INCOME TAXES

As of December 31, 2008, the Company has a net operating loss (“NOL”) of approximately $338,000. The deferred tax asset related to such NOL has been fully reserved.

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2007 and December 31, 2008.

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

The Company classifies interest and penalties related to unrecognized tax benefits in other expenses. The Company did not incur interest or penalties during the year ended December 31, 2008.

The differences between the statutory federal rate and the effective rate for the years ended December 31, 2008 and December 31, 2007 is indicated below:

	December 31,		December 31,
	2008		2007
Income tax provision at 34%	(34%	)	(34%	)
State and local income taxes net of federal benefit	(6%	)	(6%	)
Effect of permanent differences	0%		(6%	)
Change in deferred tax asset valuation allowance	40%		46%
Total	0%		0%

F–10

INTERNATIONAL SMART SOURCING, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007 (cont’d)

7. STOCK OPTION AND GRANT PLAN AND WARRANTS

In March 1998, the Company adopted the Stock Option and Grant Plan (the “Plan”) which was amended in June 2000 and provides for an aggregate grant of options to purchase 5,000,000 shares of the Company’s common stock.

As a result of the sale of the Subsidiaries on September 28, 2006, all unexercised stock options and the Company’s Stock Option Plan were terminated.

The following tables illustrate the Company’s warrant issuances and balances outstanding as of, and during the years ended December 31, 2008 and 2007, restated for the anti-dilution provisions related to the Company’s common stock warrants.

	WARRANTS
		Weighted
	Shares	Average
	Underlying	Exercise
	Warrants	Price
Outstanding at December 31, 2006	7,357,733	$0.20
Granted	300,000	-
Outstanding at December 31, 2007 and 2008	7,657,733	$0.20

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

The warrants were granted to compensate the Executive Officers for their services provided to the Company as officers subsequent to the sale of the Subsidiaries and to induce them to continue serving as officers. Currently each of the directors of the Company also receives compensation of $500 per month for their services as directors.

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

The fair value of each stock warrant grant is estimated based upon grant date fair value using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock warrants granted during the year ended December 31, 2007: (i) annual dividends of $0.00, (ii) expected volatility of 37.96%, (iii) risk-free interest rate of 4.50%, and (iv) expected warrant lives of five years for the year ended December 31, 2007. The weighted average fair value of the stock warrants granted for the year ended December 31, 2007 was $0.05. There were warrants issued to purchase 300,000 shares of the Company’s common stock during the year ended December 31, 2007.

F–11

INTERNATIONAL SMART SOURCING, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007 (cont’d)

Accordingly, the Company valued the warrants at their fair value and recorded a charge to operations in the amount of $15,000 which is included in general and administrative expenses in the accompanying consolidated financial statements.

The following is additional information with respect to the Company’s warrants as of December 31, 2008:

WARRANTS OUTSTANDING AND EXERCISABLE
	Number of	Weighted
	Outstanding	Average	Weighted
	Shares	Remaining	Average
Exercise	Underlying	Contractual	Exercise
Price	Warrants	Life	Price
$0.20	7,657,733	1.42 years	$ 0.20
	7,657,733	1.42 years	$ 0.20

8. PREFERRED STOCK

The Board of Directors of the Company is authorized, without further action of the shareholders of the Company, to issue up to 1,000,000 shares of Preferred Stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any series or the designation of such series. As of December 31, 2008 and 2007, there were no shares of preferred stock issued and outstanding.

F–12

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accounting principles or disagreements with our auditors regarding applications of any accounting principles during the year ended December 31, 2008.

Item 9A. Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) (the “Disclosure Controls”) as of the end of the period covered by this Annual Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Principal Executive Officer (“PEO”) and Principal Accounting Officer (the “PAO,” and together with the PEO, the “Certifying Officers”).

Attached as exhibits to this Annual Report are certifications of the Certifying Officers, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures

The term “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Certifying Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

We have designed our disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified the SEC’s rules and forms. We have also designed our disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Based on management’s evaluation, we have determined that our disclosure controls and procedures were not effective as a result of the material weakness described below.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only Management’s Report in this Annual Report.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for the preparation of the Company’s financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in all material aspects, the Company’s financial position and results in conformity with Generally Accepted Accounting Principles (“GAAP”).

Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, Certifying Officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992.

As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2008 due to the identification of a material weakness. A material weakness is a control deficiency or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

To address the material weakness described below, we performed additional analysis and performed other procedures to ensure our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K, fairly present, in all material aspects, our financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.

The weakness, identified by management, related to the lack of necessary accounting resources to ensure consistently complete and accurate reporting of financial reporting. We do not employ a full time in-house controller or chief financial officer nor do we employ any in-house accounting personnel to do routine record keeping. Consequently, our financial reporting function is limited. Commencing on September 28, 2006, David Hale ceased serving as our Chief Financial Officer and we appointed Michael Rakusin as our Chief Financial Officer, on a part time basis. In order to correct this deficiency, upon the conclusion of an acquisition, management plans to seek additional qualified in house accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely manner. We are not presently conducting operations and do not anticipate conducting operations prior to an acquisition.

We believe that for the reasons described above, after the conclusion of an acquisition, we will be able to improve our disclosure controls and procedures, remedy the material weaknesses identified above and provide reasonable assurance that assets are safeguard from loss or unauthorized use, that transactions are recorded in accordance with GAAP under management’s directions, and that financial records are reliable to prepare financial statements. However, because of inherent limitations in all control systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected.

Changes in Internal Controls over Financial Reporting

Other than the identification of the material weakness described above, there have not been any other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to affect our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
David Hale	63	Chairman, President and Former Chief Executive Officer (principal executive officer)
Richard A. Peters(1)(2)(3)	71	Director, Secretary
Michael S. Rakusin(1)(2)(3)	53	Director, Chief Financial Officer
(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.

David Hale has served as our President and Chief Operating Officer since April 2002. In 2005, Mr. Hale became our chairman, and in 2006, he became our Chief Executive Officer. Mr. Hale commenced employment with us in October 1999 as Director of Operations and became Chief Operating Officer in May 2001. Mr. Hale is a manager and shareholder of Rencol Acquisitions LLC, a holding company which owns a knobs, handles and wheels manufacturer located in the United Kingdom.

Richard A. Peters has served as our Secretary since September 28, 2006. Mr. Peters has over forty years experience in business, development, marketing and management consulting. His product areas of expertise include data storage, telecommunications, computer graphics and software. Mr. Peters was the Vice President of World Wide Channel Marketing at Quantum Corporation in Milpitas, California from April 1998 until his retirement in February 2001. Mr. Peters lived and worked in Asia, Europe and South America for twelve years. He led acquisition teams, strategic partnerships and product introductions.

Michael S. Rakusin has served as our Chief Financial Officer since September 28, 2006. Since 2001, Mr. Rakusin has served as the Managing Director of 54 Pearl Street Associates, a restaurant management holding company. Mr. Rakusin is also a certified public accountant and currently maintains an active accounting and tax practice. He also has extensive experience as a builder of single-family homes. Mr. Rakusin previously served as Chief Executive Officer of Echo Springs Water Co., Inc., a distributor of bottled water. Michael Rakusin has been designated as our Audit Committee Financial Expert.

Meetings of the Board

Our Board of Directors met one (1) time in person or via conference call during the year ended December 31, 2008. All Directors attended the meeting.

Board Committees

Our Board of Directors has established a compensation committee (the “Compensation Committee”), an audit committee (the “Audit Committee”), and a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”).

The Compensation Committee. The Compensation Committee consists of Richard Peters and Michael Rakusin. The Compensation Committee determines the salaries and bonuses of our executive officers.

The Audit Committee. Mr. Peters and Mr. Rakusin serve as members of the Audit Committee. We have determined that Mr. Rakusin qualifies as an “audit committee financial expert” under applicable SEC regulations. The Audit Committee has the responsibilities set forth in the Audit Committee Charter, which was revised and adopted by our Board of Directors on March 4, 2004 including appointing auditors, pre-approving all auditing services, reviewing the audited financial statements and other financial disclosures, and overseeing our accounting and audit functions. The Audit Committee reports its findings to the Board of Directors. At the present time, no members of the audit committee are independent. The Charter of the Audit Committee is attached as Appendix D of the Company’s definitive proxy statement filed with the SEC on August 28, 2006.

Nominating and Corporate Governance Committee. The members of the Nominating Committee are Richard Peters and Michael Rakusin. The Nominating Committee has the responsibilities set forth in the Nominating and Corporate Governance Committee charter, which was adopted by our Board of Directors on March 4, 2004, including making recommendations to the Board of Directors of persons qualified to serve as our directors, chairman and members of committees of the Board of Directors. The Nominating Committee is also responsible for certain corporate governance practices, including the development of ethical conduct standards for our Directors, officers and employees and an annual evaluation to determine whether the Board of Directors and its committees are functioning effectively.

The Nominating Committee expects to identify nominees to serve as our directors primarily by accepting and considering the suggestions and nominee recommendations made by directors, management and stockholders. The Nominating Committee has not established specific minimum qualifications for recommended nominees. However, as a matter of practice, the Nominating Committee does evaluate recommended nominees for directors based on their integrity, judgment, independence, financial and business acumen, relevant experience, and their ability to represent and act on behalf of all stockholders, as well as the needs of the Board of Directors. In general, the Nominating Committee would expect to renominate incumbent directors who express an interest in continuing to serve on the Board of Directors.

The Charter of the Nominating and Corporate Governance Committee can be found as Appendix E of the definitive proxy statement filed with the SEC on August 28, 2006.

Director Independence

Our determination of independence of directors is made by using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of the Financial Industry Regulatory Authority. The Chairman of the Board of Directors, Mr. Hale is our President and principal executive officer and therefore is not “independent” under this rule. Further, our other two directors, Mr. Peters and Mr. Rakusin, serve as our Secretary and Chief Financial Officer, respectively, and as a result also do not satisfy the standard under Rule 4200(a)(15) of independent judgment.

Code of Business Conduct and Ethics

The Board of Directors has also adopted a Code of Business Conduct and Ethics, which can be found in Appendix F of the Definitive Proxy Statement filed by the Company with the SEC on August 28, 2006. The Code of Business Conduct and Ethics will be provided without charge, upon written request to the us at the following address: International Smart Sourcing, Inc., 320 Broad Hollow Road, Farmingdale, New York 11735, Attention: David Hale.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and NASDAQ. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the our knowledge, based solely on a review of such reports provided to us and written representations that no other reports were required during, or with respect to, the year ended December 31, 2008, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners have been satisfied.

Item 11. Executive Compensation.

Executive Compensation

None of our executive officers received compensation in excess of $100,000 during the years ended December 31, 2008 and 2007.

Year-End Option Holdings. On August 28, 2006, we sent a Notice of Termination of Stock Options to all option holders announcing the proposed sale of the Subsidiaries. Effective September 28, 2006, upon the sale of the Subsidiaries, all unexercised options were effectively terminated.

Compensation of Directors

Prior to September 28, 2006, our Directors who were also employees received no additional compensation for their service as directors, and our non-employee Directors received a fee of $500 a month for serving on the Board of Directors and reimbursement of reasonable expenses incurred in attending meetings. At the present time, all of our directors receive $500 a month for serving on the Board of Directors as well as reimbursement of reasonable expenses incurred in attending meetings.

DIRECTOR COMPENSATION
					Changes in
					Pension Value
	Fees Earned			Non-equity	and
	or Paid in		Option	Incentive	Nonqualified	All
	Cash	Stock Awards	Awards	Plan	Compensation	Other	Total
	($)	($)	($)	Compensation	Earnings	Compensation	($)
David Hale	6,000	–	–	–	–	–	6,000
Richard Peters	6,000	–	–	–	–	–	6,000
Michael Rakusin	6,000	–	–	–	–	–	6,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth as of January 20, 2009 certain information regarding the beneficial ownership of Common Stock by (i) each person or “group” (as that term is defined in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of the common stock, (ii) each of our executive officers, (iii) each director and nominee and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe, based on information furnished by such persons, that each person listed below has sole voting and investment power over the shares of common stock shown as beneficially owned, subject to community property laws, where applicable. Beneficial ownership is determined under the rules of the SEC and includes any shares which the person has the right to acquire within 60 days after January 20, 2009 through the exercise of any stock option or other right.

				Percentage
Title of		Number of Shares		of Common Stock
Class	Name of Beneficial Owner	Beneficially Owned		Owned(1)
Common	Horace T. Ardinger, Jr.	10,965,820	(2)	68.	73%
Common	Jay Gottlieb	946,505	(3)	8.	62%
Common	Donald Adams	1,063,500	(4)	9.	69%
Common	Richard Peters	100,000	(5)	*
Common	Michael Rakusin	100,000	(6)	*
Common	David Hale	100,500	(7)	*
Common	All directors and executive officers as a group (3 persons)	300,500	(8)	*

(*)	Represents less than 1%.

(1)	Based on 10,974,435 outstanding shares of common stock.
(2)

Includes 965,000 warrants to purchase a total of 4,979,400 shares of common stock which expire on April 23, 2010. Also includes 317,500 shares of common stock held by Mr. Ardinger’s wife and 5,668,920 shares of common stock held by H.T. Ardinger & Sons, Inc., a Texas corporation, of which Mr. Ardinger has sole voting and dispositive control.

(3)	Number of shares as set forth on the Schedule 13G, as filed with the SEC on February 13, 2008.
(4)	Number of shares as set forth on the Schedule 13G filed on March 13, 2006.
(5)	Includes 100,000 warrants to purchase a total of 100,000 shares of common stock exercisable within 60 days of February 28, 2008.
(6)	Includes 100,000 warrants to purchase a total of 100,000 shares of common stock exercisable within 60 days of February 28, 2008.
(7)	Includes 100,000 warrants to purchase a total of 100,000 shares of common stock exercisable within 60 days of February 28, 2008.
(8)	Includes 300,000 warrants to purchase a total of 300,000 shares of common stock exercisable within 60 days of February 28, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There were no related party transactions for the year ended December 31, 2008.

Our determination of independence of directors is made by using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of the Financial Industry Regulatory Authority. The Chairman of the Board of Directors, Mr. Hale is also our President and principal executive officer and therefore is not “independent” under this rule. Further, our other two directors, Mr. Peters and Mr. Rakusin, serve as our Secretary and Chief Financial Officer, respectively, and as a result also do not satisfy the standard under Rule 4200(a)(15) of independent judgment.

Item 14. Principal Accountant Fees and Services.

	Fees
Fee Category	2008	2007
Audit Fees	$47,500	$60,450
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$47,500	$60,450

Audit Fees

Marcum & Kliegman LLP (“M&K”) billed us an aggregate of approximately $47,500 in fees for professional services rendered in connection with the audit of our financial statements for the most recent year end financial statements included in each of our quarterly reports on Form 10-Q during the year ended December 31, 2008. M&K billed us an aggregate of approximately $60,450 in fees for professional services rendered in connection with the audit of our financial statements for the year ended December 31, 2007 and financial statements included in each of our quarterly reports on Form 10-Q during the year ended December 31, 2007.

Audit Related Fees

We did not incur any audit related fees for the years ended December 31, 2008 and 2007.

Tax Fees

We did not engage M& K for tax services during the years ended December 31, 2008 and 2007.

Item 15. Exhibits.

(A) Exhibits
Financial Statements

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheet	F–2

Consolidated Statements of Operations	F–3

Consolidated Statements of Changes in Shareholders’ Equity	F–4

Consolidated Statements of Cash Flows	F–5

Notes to Consolidated Financial Statements	F–6 to F–12

Exhibit
No.	Description of Exhibit
3.1

Certificate of Incorporation of International Plastic Technologies Inc. and Amendment to the Certificate of Incorporation dated December 7, 1998 (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective by the SEC on April 23, 1999.)

3.2	Amendment to the Certificate of Incorporation of International Smart Sourcing dated June 19, 2000 (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-QSB filed with the SEC on August 15, 2000.)

3.3	Amendment to the Certificate of Incorporation of International Smart Sourcing dated December 8, 2004 (Incorporated by reference to Exhibit A to the Definitive Information Statement on Schedule 14C filed with the SEC on November 15, 2004.)

3.4	By-Laws of International Plastic Technologies, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration Statement 333-48701 declared effective by the SEC on April 23, 1999.)

3.5	Amendment of the By-Laws of International Smart Sourcing, Inc. dated as of October 14, 2004 (Incorporated by reference to Exhibit B to the Definitive Information Statement on Schedule 14C filed with the SEC on November 15, 2004.)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective with the SEC on April 23, 1999.)

4.2	Form of Warrant Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-48701, declared effective by the SEC on April 23, 1999.)

4.3	Form of Warrant Agreement between the Company and Continental Stock Transfer and Trust Company (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-48701 declared effective by the SEC on April 23, 1999.)

4.4	Amendment 1 to the Warrant Agreement between the Company and Continental Stock and Trust Company dated as of April 20, 2005 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 20, 2005.)

4.5	Amendment 2 to the Warrant Agreement between the Company and Continental Stock and Trust Company dated December 4, 2006 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 5, 2006.)

23.1	Independent Registered Public Accounting Firm’s Consent

31.1	Rule 13a– 4(a)/15d–14(a) certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a–14(a)/15d–14(a) certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SMART SOURCING, INC.

Date: January 26, 2009	/s/ David Hale
David Hale
Chairman, President (principal executive officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Hale	Chairman of the Board of Directors, President (Principal Executive Officer)	January 26, 2009
David Hale

/s/ Richard Peters	Secretary, Director	January 26, 2009
Richard Peters

/s/ Michael Rakusin	Chief Financial Officer, Director	January 26, 2009
Michael Rakusin