Form 10-Q
period 2009-03-31
INTERNATIONAL SMART SOURCING INC
filed 2009-05-15
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 31, 2009

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

(631) 293-4650
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of May 14, 2009, the Registrant had 18,899,435 shares of its Common Stock, $.001 par value, issued and 10,974,435 outstanding.

INTERNATIONAL SMART SOURCING, INC.
FORM 10-Q
MARCH 31, 2009

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Index to Financial Statements

Condensed Balance Sheet	F–1

Condensed Statements of Operations	F–2

Condensed Statements of Cash Flows	F–3

Notes to Condensed Financial Statements	F–4

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET

ASSETS
	March 31, 2009	December 31, 2008 *
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$318,255	$455,675
Certificate of deposit	549,716	546,055
Prepaid expenses	10,646	2,696
Note Receivable	100,000	100,000

TOTAL ASSETS	$978,617	$1,104,426

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Derivative liability - warrants	$458,195	$-
Accounts payable and accrued expenses	879	2,975

TOTAL LIABILITIES	459,074	2,975

SHAREHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 1,000,000 shares authorized,
no shares issued or outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized,
18,899,435 issued and 10,974,435 outstanding	18,899	18,899
Additional paid-in capital	4,512,387	8,254,495
Accumulated deficit	(2,383,708)	(5,094,144)
Income (loss) accumulated during the development stage	36,215	(413,549)
	2,183,793	2,765,701
Less: Treasury Stock, at cost, 7,925,000 shares	(1,664,250)	(1,664,250)

TOTAL SHAREHOLDERS' EQUITY	519,543	1,101,451

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$978,617	$1,104,426

* Condensed from audited financial statements

See Notes to Condensed Financial Statements

F–1

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from
			September 29, 2006
			(Inception of
	Three Months Ended		development stage)
	March 31,	March 31,	to March 31,
	2009	2008	2009
GENERAL AND ADMINISTRATIVE EXPENSES	$128,781	$55,747	$624,315

LOSS BEFORE OTHER INCOME	(128,781)	(55,747)	(624,315)

OTHER INCOME
Change in fair value of warrants	573,477	-	573,477
Interest income	5,068	13,977	97,280

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	449,764	(41,770)	46,442
Income tax	-	-	(10,227)

NET INCOME (LOSS)	$449,764	$(41,770)	$36,215

Income (Loss) per share of common stock:

Net income (loss) per share - Basic and diluted	$.04	$(0.00)

Weighted average number of shares of common stock
outstanding - Basic and diluted	10,974,435	10,974,435

See Notes to Condensed Financial Statements

F–2

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			September 29, 2006
			(Inception of
	Three Months Ended		development stage)
	March 31,	March 31,	to March 31,
	2009	2008	2009
Cash flows from operating activities:
Net income (loss)	$449,764	$(41,770)	$36,215
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Non-cash expenses related
to issuance of warrants	-	-	15,000
Change in fair value of warrants	(573,477)	-	(573,477)
Interest earned on certificate of deposit	(3,661)	(5,836)	(49,716)

Changes in operating assets and liabilities:
Prepaid expenses	(7,950)	(6,926)	(10,646)
Accounts payable and accrued expenses	(2,096)	(4,334)	879
Total adjustments	(587,184)	(17,096)	(617,960)

Net cash used in operating activities	(137,420)	(58,866)	(581,745)

Cash flows from investing activities:
Purchase of certificate of deposit	-	-	(600,000)
Proceeds from repayment of note receivable	-	50,000	50,000
Expenditure for note receivable	-		(100,000)
Net proceeds from maturity of certificate of deposit	-	-	100,000

Net cash provided by (used in) investing activities:	-	50,000	(550,000)

Net decrease in cash and cash equivalents	(137,420)	(8,866)	(1,131,745)

Cash and cash equivalents - beginning of period	455,675	689,637	1,450,000

Cash and cash equivalents - end of period	$318,255	$680,771	$318,255

See Notes to Condensed Financial Statements

F–3

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2009
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim unaudited financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and related footnotes included in the International Smart Sourcing, Inc’s. (the “Company” or “ISSI”) annual report on Form 10-K for the year ended December 31, 2008.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2009 and the results of operations and cash flows for the periods shown have been included.

The results of operations for the quarter ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

On July 29, 2008, the Company entered into a letter of intent with Network 1 Financial Securities Inc., a Texas corporation (“NETW”), pursuant to which the Company would purchase one hundred percent (100%) of the issued and outstanding capital stock of NETW, resulting in NETW becoming the Company’s wholly owned subsidiary, in exchange for twenty-two million (22,000,000) shares of the Company’s common stock, $0.001 par value, which amount shall be subject to adjustment after the completion of (a) NETW’s audited financial statements for the years ended June 30, 2008 and 2007 and (b) a due diligence review by the Company. NETW is a registered broker-dealer. The acquisition is subject to due diligence and the execution of definitive agreements. If consummated, the transaction would constitute a reverse acquisition of the Company by NETW, as NETW would control the post merged company. The proposed reverse merger was approved by a majority of the Company’s outstanding shareholders in January 2009. On May 14, 2009, the Company filed a Definitive Information Statement with the SEC, which was mailed to the non-consenting stockholders on May 14, 2009. The Company expects the transaction to close on or about June 3, 2009.

F–4

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
FOR THE QUARTER ENDED MARCH 31, 2009
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

The Company anticipates that cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the Securities and Exchange Commission (the “SEC”), evaluating and reviewing possible business ventures and acquisition opportunities and potentially negotiating and consummating any such transactions. The Company’s management believes that the Company has sufficient cash on hand to meet these cash requirements over a period of twelve months.

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

The Company did not record any compensation (including stock based compensation) expense for the three months ended March 31, 2009.

F–5

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
FOR THE QUARTER ENDED MARCH 31, 2009
(Unaudited)

Recent Issued and Adopted Accounting Pronouncements

(i)	In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Position (“FSPs”) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 was adopted effective January 1, 2008. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but measured at affair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The adoption of SFAS No. 157-2 did not have a material effect on the Company’s financial position, statement of operation or cash flows.

(ii)	In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R was applicable to the Company prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

(iii)	In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as a minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of shareholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the shareholders of the Company separately in its consolidated statement of operations. SFAS 160 was effective for the Company, January 1, 2009. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned businesses acquired in the future.

F–6

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
FOR THE QUARTER ENDED MARCH 31, 2009
(Unaudited)

(iv)	On June 12, 2008, the FASB ratified Emerging Issue Task Force (“EITF”) 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides framework for determining whether an instrument is indexed to an entity’s own stock. EITF 07-5 was effective for fiscal years beginning after December 15, 2008. As a result of the adoption of EITF 07-5, it was concluded that the Company’s IPO warrants were not indexed to the Company’s common stock as a result of the price adjustment provisions. Accordingly, the IPO Warrants were accounted for as a derivative instrument pursuant to SFAS No. 133. As a result of adopting EITF 07-5, a cumulative effect loss of $2,710,436 was recorded to retained earnings upon the adoption of EITF 07-5 on January 1, 2009 (see Note 7). This derivative liability is measured at fair value using quoted market prices and estimated volatility factors, and is classified within Level 3 of the valuation hierarchy in accordance with SFAS 157. The fair value of the IPO warrants as of March 31, 2009 was $458,195.

(v)	In April 2009, FASB issued SFAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. SFAS No. 141R-1 amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS No. 141R, which is described above. Under SFAS No. 141R-1, assets acquired and liabilities assumed in a business combination that arise from contingencies will be recognized at fair value at the acquisition date only if fair value can be determined during the one-year post acquisition measurement period, and subsequently measured and accounted for using a systematic and rational basis depending on their nature. SFAS No. 141R-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. The adoption of SFAS No. 141R-1 did not have an impact on the Company’s financial statements as there were no business combinations during the quarter ended March 31, 2009.

4. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and certificates of deposit. At times, the cash in any one bank account may exceed the Federal Deposit Insurance Corporation’s (the “FDIC”) current $250,000 limit. At March 31, 2009, the Company maintained balances that were over the FDIC limit. The Company places its cash with high credit quality financial institutions and does not believe it is exposed to any significant credit risk on cash or cash equivalents and certificate of deposits.

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

F–7

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
FOR THE QUARTER ENDED MARCH 31, 2009
(Unaudited)

6. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2007 and March 31, 2009.

The Company has identified its federal tax return and its state tax return in New York State as “major” tax jurisdictions. Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions which require recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended 2004 through 2008, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and the Company does not anticipate any adjustments that would result in a material change to its financial position. Consequently, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company classifies interest and penalties related to unrecognized tax benefits in other expenses. The Company did not incur interest or penalties during the quarter ended March 31, 2009.

7. DERIVATIVE LIABILITY

In June 2008, the FASB finalized EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under EITF 07-05, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company’s warrants issued in connection with the IPO, do not have fixed settlement provisions because their exercise prices, may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the warrant holders from potential dilution associated with future financings. In accordance with EITF 07-05, the warrants have been re-characterized as a derivative liability. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) requires that the fair value of this liability be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

F–8

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
FOR THE QUARTER ENDED MARCH 31, 2009
(Unaudited)

The derivative liability was valued using the Black-Sholes option valuation model and the following assumptions:

	March 31, 2009	January 1, 2009	April 23, 1999
Warrants:
Risk-free interest rate	0.6%	0.6%	5.2%
Expected volatility	243%	220%	81%
Expected life (in years)	1.10	1.40	5
Expected dividend yield	-	-	-

Fair value:
Warrants	$458,195	$1,031,672	$3,742,108

The risk-free interest rate was based in rates established by the Federal Reserve. The Company’s expected volatility was based upon the historical volatility for its common stock. The expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

EITF 07-05 was implemented in the first quarter of 2009 and is reported as the cumulative effect of a change in accounting principles. The cumulative effect on the accounting for the warrants was as follows:

Derivative	Additional	Accumulated	Derivative
Instruments	Paid-In-Capital	Deficit	Liability
Warrants	$3,742,108	$(2,710,436)	$(1,031,672)

The warrants were originally recorded at their fair value as an increase in additional paid-in-capital. The derivative liability amounts reflects the fair value of each derivative instrument as of the January 1, 2009, the date of implementation.

F–9

INTERNATIONAL SMART SOURCING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
FOR THE QUARTER ENDED MARCH 31, 2009
(Unaudited)

8. INCOME (LOSS) PER SHARE

Basic income (loss) per share (“EPS”) is determined by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. Potential common shares excluded from net income (loss) per share for the quarters ended March 31, 2009 and 2008, were approximately 7.7 million warrants because their effect would be anti-dilutive.

F–10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Until the sale of International Smart Sourcing, Inc.’s (herein referred to as the “Company,” “we,” “our” and “us”) subsidiaries, Electronic Hardware Corp., Smart Sourcing Inc., and Compact Disc Packaging Corp. (the “Subsidiaries”) on September 28, 2006, we were a holding company and the shares of the Subsidiaries held by us constituted substantially all of our assets. Accordingly, since the sale of the Subsidiaries, we have existed as a shell company with no subsidiaries and no business operations. Our plan of operation is to seek a target company with which to merge or to complete a business combination. In any transaction, management anticipates that we would be the surviving legal entity and our shareholders would retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by the shareholders will be negotiated by management and the target company, but would likely be less than a controlling interest.

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

On July 29, 2008, we entered into a letter of intent with Network 1 Financial Securities Inc., a Texas corporation (“NETW”), pursuant to which we would purchase one hundred percent (100%) of the issued and outstanding capital stock of NETW, resulting in NETW becoming our wholly owned subsidiary, in exchange for twenty-two million (22,000,000) shares of our Company’s common stock, $0.001 par value, which amount shall be subject to adjustment after the completion of (a) NETW’s audited financial statements for the years ended June 30, 2008 and 2007, and (b) a due diligence review by us. NETW is a registered broker-dealer. The acquisition is subject to due diligence and the execution of definitive agreements. If consummated, the transaction would constitute a reverse acquisition of us by NETW, as NETW would control the post merged company. The proposed reverse merger was approved by a majority of the Company’s outstanding shareholders in January 2009. On May 14, 2009, the Company filed a Definitive Information Statement with the SEC, which was mailed to the non-consenting stockholders on May 14, 2009. The Company expects the transaction to close on or about June 3, 2009.

We can give no assurance that any transaction discussed herein will occur, or that if such a transaction were to occur, it would enhance our future operations or financial results, or specifically that we would become and remain profitable as a result of such transaction.

RESULTS OF OPERATIONS

For the quarter ended March 31, 2009 and March 31, 2008, our financial statements reflect that we had no operations since the sale of the subsidiaries on September 28, 2006. As a result of the sale of the subsidiaries, we are currently in the development stage and exist as a shell company.

OPERATING EXPENSES

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2009 were $128,781, as compared to $55,747 for the quarter ended March 31, 2008. The increase of $73,034 is a result of an increase in legal, accounting and consulting fees associated with the due diligence of the potential acquisition of NETW.

Interest Income

Interest income for the quarters ended March 31, 2009 and March 31, 2008 was $5,068 and $13,977, respectively. Interest income is earned from the certificates of deposit which we hold. In addition, we earned $3,232 in interest during the quarter ended March 31, 2008 from the loan to Charter Fabrics which we made on October 31, 2006 which was included in the March 31, 2008 amount above. This note receivable was repaid during the quarter ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our total assets as of March 31, 2009 were $978,617, which is comprised primarily of $318,255 cash and cash equivalents, a $549,716 certificate of deposit with a maturity of six months and a $100,000 note receivable. We have approximately $900 in current liabilities which are primarily comprised of office expenses and taxes. We have approximately $458,000 in derivative liability for warrants. We anticipate that cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the Securities and Exchange Commission (the “SEC”), evaluating and reviewing business ventures and acquisition opportunities and potentially negotiating and consummating any such transactions. We believe that we have sufficient cash on hand to meet these cash requirements over a period of twelve months.

Cash flow used in operating activities was $137,420 for the quarter ended March 31, 2009, which included a net income of $449,764.

There were no investing or financing activities for the quarter ended March 31, 2009.

CAUTIONARY FACTORS REGARDING FUTURE OPERATING RESULTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2009 and for the quarter then ended, should be read in conjunction with the audited financial statements and notes thereto set forth in our annual report of Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on January 26, 2009.

Certain statements contained in this report, including, without limitation, statements containing the words, “likely”, “forecast”, “project”, “believe”, “anticipate”, “expect”, and other words of similar meaning, constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance, or achievements expressed or implied by such forward-looking statements. In addition to forward-looking statements contained in this quarterly report on Form 10-Q, the following forward-looking factors could cause our future results to differ materially from our forward-looking statements: competition, capital resources, credit resources and funding.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

As a result of our evaluation, we concluded that our internal control over financial reporting was ineffective as of March 31, 2009 due to the identification of a material weakness. A material weakness is a control deficiency or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness

To address the weakness described below, we performed additional analysis and performed other procedures to ensure the financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, management believes that the financial statements included in this quarterly report on Form 10-Q, fairly present, in all material aspects, our financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.

The weakness, identified by management, related to the lack of necessary accounting resources to ensure consistently complete and accurate reporting of financial reporting. We do not employ a full time in-house controller or chief financial officer nor do we employ any in-house accounting personnel to do routine record keeping. Consequently, our financial reporting function is limited. Commencing on September 28, 2006, David Hale ceased serving as our Chief Financial Officer and we appointed Michael Rakusin as our part-time Chief Financial Officer. In order to further correct this deficiency upon the conclusion of an acquisition, management intends to seek additional qualified in house accounting personnel to ensure that we will have adequate resources to maintain complete reporting of financial information disclosures in a timely manner. We are not currently conducting operations and do not anticipate conducting operations prior to an acquisition.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any material legal proceedings, nor to our knowledge, are there any proceedings threatened against us.

ITEM 1A. RISK FACTORS

Not applicable.

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

INTERNATIONAL SMART SOURCING, INC.

May 14, 2009	/s/ David Hale
Date	David Hale
Chairman, President and
Principal Executive Officer

May 14, 2009	/s/ Michael Rakusin
Date	Michael Rakusin
Chief Financial Officer