Form 10-K
period 2009-06-30
NETWORK 1 FINANCIAL GROUP, INC.
filed 2009-10-13
CIK 1057695

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-14753

NETWORK 1 FINANCIAL GROUP, INC.
 (Exact Name of Registrant as specified in its charter)
Delaware	11-3423157
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Bridge Avenue, 4thFloor
Red Bank, NJ 07701
(Address of principal executive offices)

(732) 758-9001
(Issuer’s telephone number)

Securities registered under section 12(b) of the Exchange Act: None.

Securities registered under section 12 (g) of the Exchange Act:
Common stock, Par value $0.001
Common Stock Purchase Warrants

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑         NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐        NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company☑

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) YES  ☐       NO ☑

As of December 31, 2008, approximately 10,974,435 shares of common stock were outstanding.  The aggregate market value of the common stock held by non-affiliates of the registrant, as of December 31, 2008, the last business day of the second fiscal quarter, was approximately $1,080,496 based on the last sale price of $0.18 for the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 32,435,057 shares of its common stock outstanding as of October 6, 2009.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995 and Network 1 Financial Group, Inc. intends that such forward-looking statements be subject to the safe harbors created thereby. The forward-looking statements relate to future events or the future financial performance of Network 1 Financial Group, Inc. (formerly known as International Smart Sourcing, Inc.), a Delaware corporation, including, but not limited to, statements contained in: Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that such statements, which may be identified by words including ‘‘anticipates,’’ ‘‘believes,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘expects,’’ and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. In evaluating such statements, readers should consider the various factors identified in this Annual Report on Form 10-K which could cause actual events, performance or results to differ materially from those indicated by such statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by Network 1 Financial Group, Inc. or any other person that its objectives or plans will be achieved. Network 1 Financial Group, Inc. does not undertake and specifically declines any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments, unless required by law or regulation.

PART I

Item 1. Business.

Corporate Overview

In March 1998, we were incorporated in Delaware under the name “International Plastic Technologies, Inc.” as a holding company for the purpose of acquiring the common stock of Electronic Hardware Corp. (“EHC”) and Compact Disc Packaging Corp., (“CDP”), an inactive corporation. On December 7, 1998, we changed our name to “International Smart Sourcing, Inc.”  On May 7, 1999, we formed a company called Smart Sourcing Inc. (“SSI,” and together with EHC and CDP, the “Subsidiaries”), a Delaware corporation.  EHC manufactured, distributed and warehoused knobs, dials and pointers. SSI specialized in assisting companies in reducing their cost of manufacturing by outsourcing manufacturing in China.

On June 26, 2000, we changed our name to “CHINAB2BSOURCING.COM, INC.”  We specialized in the outsourcing of manufacturing and the manufacturing of injection molded plastic components, products and assemblies. We performed the manufacturing and outsourcing functions for our customers, through our United States facilities and through our outsourcing contacts and offices in the People’s Republic of China.  On August 17, 2001, we changed our name back to “International Smart Sourcing, Inc.”

On September 28, 2006, we sold the Subsidiaries.  Effective September 28, 2006, we began reporting as a development-stage company.

On June 9, 2009, we closed certain transactions contemplated in a certain Stock Purchase Agreement dated as of March 26, 2009 (the “Agreement”) which we entered into with Network 1 Financial Securities, Inc., a privately held Texas corporation (“NETW”), and certain former shareholders of NETW. At the closing, we acquired 1,250,528 shares, or approximately 97.55%, of common stock of NETW outstanding on such date (the “Reverse Merger”). In accordance with the terms of the Agreement, we issued 21,460,622 shares of our common stock to the former shareholders of NETW, in exchange for the acquisition, by our Company, of approximately 97.55% of the outstanding common shares of NETW.

As of the closing date, the former shareholders of NETW hold approximately 66% of the issued and outstanding common shares of our Company. The issuance of the 21,460,622 common shares to the former shareholders of NETW was deemed to be a reverse acquisition for accounting purposes, by ISSI of NETW, as NETW will control the post-merged company. Accordingly, NETW, the accounting acquirer entity, is regarded as the predecessor entity as of June 9, 2009.

Upon the completion of the Reverse Merger, we became the ultimate parent company of NETW and we changed our name from “International Smart Sourcing, Inc.” to “Network 1 Financial Group, Inc.” (“NETW Group” or the “Company”).

The address of our principal executive offices is 2 Bridge Avenue, 4th Floor, Red Bank, New Jersey 07701. Our telephone number is (732) 758-9001. Our facsimile number is (732) 758-6671.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “NTFL.”

Current Business of our Company

As of June 9, 2009, the closing date of the Reverse Merger, through our wholly owned subsidiary, NETW, we commenced the business of providing broker-dealer services. NETW is registered as a broker-dealer with the SEC, 40 states and Puerto Rico. NETW is an introducing broker-dealer that clears all transactions with and for customers on a fully disclosed basis with its clearing broker, Southwest Securities, a NYSE member firm. NETW is a member of the Financial Industry Regulatory Authority (“FINRA”), the Securities Investor Protection Corporation (“SIPC”) and NASDAQ.

Our customer base is made up primarily of individual investors. We generate income from transactional business, mutual fund sales, business consulting fees, finder’s fees, annuity sales, register representative investment advisor fees, fees for providing investment banking services, placement agent fees for capital raises, bond transactions, and underwriting fees and concessions.

We compete with other broker-dealers by offering services to small and microcap public companies which we believe are significantly underserved by the investment community. These companies may have little or no analysts following their growth and may be shut out of the capital markets due to their size and current market cap. Many of our competitors are larger and have substantially more capital resources than us, and could potentially enter our market space.

Employees

We currently have 19 full-time employees and 2 part-time employees. None of our employees are represented by a union. We believe that our relationship with all of our employees is good.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently lease office space that is approximately 3800 square feet at 2 Bridge Avenue, 4th Floor, Red Bank, New Jersey 07701. In August 2009, the term of the lease was extended from June 30, 2010 to June 30, 2012 and the annual rent was reduced to $108,000 per year.

Item 3. Legal Proceedings.

There are no pending, nor to our knowledge threatened, legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on NASDAQ’s Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “NTFL.”

The following table sets forth the high and low bid prices for the common stock as reported on the OTCBB for the last two fiscal years. The high and low bid prices reflect inter-dealer prices, without mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Common Stock Sale Prices
2009	High	Low
First Quarter	0.18	0.09
Second Quarter	0.09	0.05

	Common Stock Sale Prices
2008	High	Low
First Quarter	0.40	0.23
Second Quarter	0.35	0.16
Third Quarter	0.32	0.12
Fourth Quarter	0.33	0.11

	Common Stock Sale Prices
2007	High	Low
Third Quarter	0.37	0.23
Fourth Quarter	0.45	0.30

On September 21, 2009 (the most recent date that our common stock has traded), the last sale price of the common stock as reported on the OTCBB was $0.14 per share.

Holders

On October 6, 2009, there were 122 shareholders of record of our common stock.

Dividend Policy on Common Stock

We have not given any cash dividends to our common stockholders in the last two fiscal years. In addition, we intend to retain future earnings for use in our business for the foreseeable future. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans in place. However, the Company sponsors a 401(k) profit-sharing plan that covers substantially all of its employees. The plan provides for a discretionary annual contribution, and is allocated in proportion to compensation. In addition, each participant may elect to contribute to the Plan by way of a salary deduction. An employee becomes fully vested in our contribution after 6 years and is fully vested in his own contributions immediately.

Performance Graph

Not applicable.

Repurchase of Securities

We did not repurchase any of our common stock during the year ended June 30, 2009.

Recent Sales of Unregistered Securities

In connection with the closing of the Reverse Merger on June 9, 2009, we issued 21,460,622 shares of our common stock to the former shareholders of NETW. We issued such shares in reliance upon the exemption from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the “1933 Act”). The facts relied upon to make the exemption were, among other things, the representations made by the parties to the Agreement, there was no general solicitation and the limited number of participants.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements attached thereto and the other financial information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those projected in the forward-looking statements as a result of many factors.

Basis of Presentation of Financial Information

On June 9, 2009, we completed the Reverse Merger with NETW and the former shareholders of NETW. As a result of the Reverse Merger, we abandoned our previous business and commenced the business of being an introducing broker-dealer. Because we are the successor business to NETW and because the operations and assets of NETW represent our entire business and operations from the closing date of the Reverse Merger, our management’s discussion and analysis and audited financial statements are based on the consolidated financial results of post-merged NETW Group for the relevant periods. NETW Group will continue to report on a quarterly and year-end basis, with a fiscal year end of June 30.

Overview

Our wholly owned, operating subsidiary, NETW, is an introducing broker-dealer that clears all transactions with and for customers on a fully disclosed basis with a clearing broker. NETW is a member of the Financial Industry Regulatory Authority (“FINRA”).

Management believes that the trend for smaller companies that are public is to grow through consolidation or seek investors to help fuel their growth in their market space. Our management has experience in assisting smaller companies in meeting their capital needs. The inherent risk of this market space is that smaller companies could fail to compete with larger competitors and risk the failure of their business. Since these businesses are not proven in respect of size and penetration of their product, we may be unable to attract sufficient capital for our investment banking clients resulting in a decrease of fees generated. However, management believes that we can attract registered personnel to our firm because the market we are serving and the opportunities we provide will provide the ability to increase our sales force.

It is our goal to provide investment banking support for small and microcap companies who have had an extremely difficult time finding professional investment banking assistance in growing their business. We will provide such services as capital raising, bank financing, merger and acquisition assistance and traditional financial consulting.

We also believe that the turmoil surrounding the financial community will allow the firm to attract talented people in investment banking and sales that would be difficult to attract in other times. We believe these professionals should help build the firm’s service and capital-raising abilities.

The current economic environment has adversely impacted our financial condition as it has for many financial institutions. Although the revenue has not declined significantly, the product mix has impacted the firm’s profitability. During these times the day-to-day transactional business of the firm has declined as investors have been reluctant to enter the capital markets. The firm’s net worth has decreased and our liquidity has been impacted. We have taken steps to reduce expenses and realign our activities into investment banking.  Management believes that the Reverse Merger provided us with the opportunity to aggressively grow NETW and expand its services at a time when most financial institutions are retrenching.

During the year ended June 30, 2009, NETW increased its investment banking and investment advisory consulting fees.  In the same period, we had a decrease in commission income and trading profits.  The increase in investment banking fees was attributable to institutional investments in a number of funds and the increase in advisory consulting fees was due to a greater number of companies seeking our services.  The decrease in commissions earned in NETW’s daily transaction business was due primarily to a reduction in activity from NETW’s retail clients.  The decrease in trading profits was due to increased market volatility.  Overall, NETW experienced an increase in losses in the year ended June 30, 2009 compared to the same period in the prior year.

After removing the non-controlling interest income from its subsidiaries, NETW had a (loss) from operations of approximately $397,837 for the year ended June 30, 2009, which represents an increase of $7,034 from our net loss in the same period in the prior year (which was approximately $390,803), due to increased operating expenses from the Reverse Merger. NETW’s management continues to seek income stabilization from consulting and investment banking fees as well as by reducing its exposure to market positions. Management believes that in order to expand its marketing and recruitment of experienced registered representatives it will need to seek additional sources of funding.

Pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities,” NETW has determined that the following entities are variable interest entities (“VIEs”): Network 1 Financial Advisors, Inc., Network 1 Financial Assurance, Inc, National Financial Services Group, Inc. and Shark Rivers Investors, LLC. Post-merger, as a result of agreements executed with the VIE’s, the Company determined that it was no longer the sole source of financial support and the primary beneficiary for the variable interest entities (Network 1 Financial Advisors, Inc., Network 1 Financial Assurance, Inc, National Financial Services Group, Inc. and Shark Rivers Investors, LLC).  Accordingly, we deconsolidated the variable interest entities effective June 9, 2009 from our financial position and results of operations.  No gain or loss was recorded upon deconsolidation as the estimated fair values of variable interest entities’ net assets equaled their carrying values.  For more information regarding VIEs, see “Certain Relationships and Related Transactions, and Director Independence” on page 17. The accompanying audited condensed consolidated financial statements for 2009 and 2008 consolidate NETW’s VIEs.

On March 12, 2009, NETW was notified by its bank that its outstanding credit line was in default. NETW was required to make certain minimum repayments of its line of credit of approximately $37,200, which amount was not remitted. Management negotiated the following repayment schedule with the bank:  $15,000 due in July 2009; $10,000 payment due in August 2009; $10,000 payment in September 2009, and the balance of $2,200 in October 2009.  NETW has made all payments through September, totaling $35,000.  Once the default is cured, NETW intends to begin discussing a new credit facility with its bank.

Results of Operations

For the Fiscal Years Ended June 30, 2009 and 2008

For the years ended June 30, 2009 and 2008, NETW generated $3,305,967 and $2,763,340 of consolidated revenue, respectively. The increased revenue of $542,627 in 2009 represents a 19.6% increase in revenue over 2008, which is the result of an increase in investment banking fees earned from private placements and institutional investments in funds.

NETW’s consolidated operating expenses were $3,764,792 and $3,100,847 for the years ended June 30, 2009 and 2008, an increase of $663,945, or 21% from the prior period, and represent 114% and 112% of revenue, respectively. The increase in NETW’s expenses is primarily due to an increase in commissions related to increased investment banking fees and professional fees related to the Reverse Merger.

Loss from operations was ($458,825) and ($337,507) for the years ended June 30, 2009 and 2008, and represents 14.9% and 12.2% of revenue, respectively.

Interest expense was $93,068 and $138,225 for the years ended June 30, 2009 and 2008, respectively, a decrease of $45,157 or 33%. The decrease was due to a reduction of interest rates and a reduction in debt financing.

NETW’s consolidated loss before non-controlling interest in subsidiaries was ($393,537) and ($384,003) for the years ended June 30, 2009 and 2008, respectively. The income attributable to non-controlling interest in subsidiaries was $19,305 and $46,496 for 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash generated from operations and from short-term financing arrangements. We had $91,882 in cash and $550,942 in certificates of deposit as of June 30, 2009 and $39,734 in cash as of June 30, 2008. We believe that we will have available resources to meet our liquidity requirements, including debt service, for the next twelve months. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to increase our borrowings, reduce or delay capital expenditures, and seek additional capital or refinance our indebtedness. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under revolving credit facilities.

We generated a deficit in cash flow from operations of $309,173 for the year ended June 30, 2009.  Cash flows provided by financing activities for the year ended June 30, 2009 were $361,321 comprised of $100,000 from the issuance of common stock, cash assumed from the merger totaling $199,749 and the remainder from cash proceeds from affiliates, less any note and mortgage payments.

In the upcoming year, we plan to finance operations with working capital and external financing. We believe that we will need additional funds in the near term to finance operations and meet revenue, profitability, growth, diversification and other strategic goals for the foreseeable future. We expect to be able to procure financing upon reasonable terms in order to finance operations. However, if we are unable to do so, or if we do not meet anticipated future revenue goals, management is committed to taking actions necessary to ensure the conservation of adequate cash to continue to finance its operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations.  In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations.  These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Inflation

We believe that inflation has not had a material effect on our operations to date.

Significant Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. While these significant accounting policies are described in more detail in Note 2 to our financial statements, our management believes the following accounting policies to be critical to the judgments and estimates used in preparation of the financial statements:

Use of Estimates: The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation: In January 2003, and revised in December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Prior to the issuance of this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, entitled to receive a majority of the entity’s residual returns, the purpose of the entity is for the benefit of the reporting entity, or if the entity is substantially financed by the reporting entity. For these purposes, variable interests held by related parties should be consolidated with the reporting entity.

The accompanying consolidated financial statements for 2009 (through the date of the reverse merger) and 2008 include the following variable interest entities in accordance with the provisions of FIN 46 and FSP FIN 46(R)-5: Network 1 Financial Advisors, Inc., Network 1 Financial Assurance, Inc, National Financial Services Group, Inc. and Shark Rivers Investors, LLC.

•	Network 1 Financial Advisors, Inc. provides advisory services and the in-house management of client accounts.

•	Network 1 Financial Assurance, Inc. acts as an agent providing life and health insurance products for certain clients on behalf of the Company.

•	National Financial Services Group, Inc. enters into leases and to function as the guarantor for any leases or investments on behalf of the Company.

•	Shark Rivers Investors, LLC is a real estate investment company that owns and operates two building facilities in New Jersey.

Revenue Recognition: Customer security transactions and the related commission income and expense are recorded as of the trade date. Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which NETW acts as an underwriter or agent. Investment banking revenues also include fees earned from providing financial advisory services. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable. Customers who are financing their transaction on margin are charged interest. NETW’s margin requirements are in accordance with the terms and conditions mandated by its clearing firm. The interest is billed on the average daily balance of the margin account. Net dealer inventory gains result from securities transactions entered into for the account and risk of NETW. Net dealer inventory gains are recorded on a trade date basis. Investment advisory fees are account management fees for high net worth clients based on the amount of the assets under management. These fees are billed quarterly and recognized at such time that the service is performed and collection is probable.

NETW generally acts as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, and charges commissions based on the services it provides to its customers. In executing customer orders to buy or sell a security in which it makes a market, NETW may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. NETW may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission. Mark-ups, mark-downs and commissions are generally priced competitively based on the services it provides to its customers. In each instance the commission charges, mark-ups or mark-downs, are in compliance with guidelines established by the FINRA.

Marketable securities are carried at fair value, with changes in value included in the statement of income in the period of change. Fair value is generally determined by quoted market prices. Non-marketable securities are valued at fair value as determined by management.

Fair Value of Financial Instruments.  Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments approximate fair value because of their short maturities.

In July 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. Our adoption of FAS 157 did not have a material impact on our consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. We have categorized our financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with FAS 157.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements	Page
Independent Auditors’ Reports	F–1

Consolidated Statements of Financial Condition	F–3

Consolidated Statements of Operations	F–4

Consolidated Statements of Stockholders’ Equity	F–5

Consolidated Statements of Cash Flows	F–6

Notes to Consolidated Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
 Network 1 Financial Group, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of Network 1 Financial Group, Inc and Subsidiaries (the “Company”) as of June 30, 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network 1 Financial Group, Inc, and Subsidiaries as of June 30, 2009, and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.

/s/ RBSM LLP

New York, New York
October 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
 Network 1 Financial Securities, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of Network 1 Financial Securities, Inc. and Subsidiaries (the “Company”) as of June 30 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network 1 Financial Securities, Inc, and Subsidiaries as of June 30 2008, and the results of its operations and cash flows for the year then ended in conformity with United States generally accepted accounting principles.

/s/ MARCUM LLP
(formerly Marcum & Kliegman LLP)
 New York, New York
 February 4, 2009

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2009 and 2008

	2009	2008
ASSETS
Cash	$91,882	$39,734
Certificates of Deposit	550,942	-
Notes Receivable Network 1 Financial ADVISORS Inc.	100,000	-
Deposit with clearing organization	751,319	753,915
Advances to Officers	-	418,012
Due from Affiliates	46,881	13,766
Advances to Registered Representatives: net of reserve
for uncollectible accounts of $ 90,100 and $90,000 respectively.	65,584	48,581
Securities at market	84,184	57,507
Property and Equipment, net.	12,797	1,077,068
Other Assets	26,600	60,252

TOTAL ASSETS:	$1,730,189	$2,468,835

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Line of Credit	$93,000	$93,000
Mortgages Payable	-	797,397
Notes Payable	32,469	67,448
Due to affiliates	-	1,200
Due to clearing organization	17,477	-
Advances from officers	-	141,357
Commissions Payable	41,303	57,520
Securities Sold, but not yet purchased, at market (SSS)	1,215	5,892
Capital Leases payable	13,023	19,485
Warrant Liability	22,896
Accounts Payable, accrued expenses and other liabilities	249,493	226,363

TOTAL LIABILITIES	470,876	1,409,662

Commitments and Contingencies

Non-controlling interest	215,000	398,504

STOCKHOLDERS EQUITY
Series A Preferred stock (Network 1 Financial Securities, Inc.)
$1.00 par value, 8% coupon: 1,000,000 shares authorized;
215,000 shares issued and $85,000 outstanding	-	85,000

Preferred stock, 1,000,000 shared authorized, no shares issued	-	-

Common Stock, $.001 par value;
100,000,000 shares authorized; 40,360,057 and 29,943,084
issued and 32,435,075 and 22,018,084 outstanding, respectively	40,360	29,943

Additional Paid In Capital	1,397,181	541,117

Treasury Stock at cost; 7,925,000 shares	(5,129)	(5,129)

Accumulated (Defecit) Earnings	(388,099)	9,738

TOTAL STOCKHOLDERS EQUITY	1,044,313	660,669

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,730,189	$2,468,835

(the accompanying notes are an integral part of these consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30, 2009 and 2008

	2009	2008
Revenues:
Commissions	$1,116,208	$1,866,900
Net dealer inventory gains	76,733	328,598
Investment banking	1,593,112	29,400
Interest and Dividends	57,262	91,737
Transfer fees and clearing services	33,469	48,800
Investment advisory	293,823	252,173
Other	135,360	145,732
Total Revenue	3,305,967	2,763,340

Operating Expenses:
Commissions	1,899,214	1,175,259
Compensation and Related Expenses	562,218	795,176
Clearing Fees	201,844	240,779
Communications and data processing	151,723	222,920
Interest	93,068	138,225
Occupancy and related expenses	271,109	183,960
Office Expenses	394,630	261,888
Professional Fees	178,932	53,547
Depreciation	12,054	29,093
Total Operating Expenses	3,764,792	3,100,847

Loss from Operations	(458,825)	(337,507)

Other Income
Gain on change in derivative liability	84,593	-
Total Other Income	84,593	-

Net loss	(374,232)	(337,507)

Preferred Stock Dividends	4,300	6,800

Income attributable to non-controlling interest	19,305	46,496

Net loss attributable to common shareholders	$(397,837)	$(390,803)

Loss per common share (basic and diluted)	$(0.017)	$(0.018)

Weighted average common shares outstanding	23,393,529	22,018,084

(the accompanying notes are an integral part of these consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2009 AND 2008

						Treasury	Retained
	Preferred Stock		Common Stock		APIC	Stock	Defecit	Total
	Shares	Amount	Shares	Amount

Balance - July 1, 2007	85,000	$85,000	29,943,084	29,943	$541,117	$(5,129)	$400,541	$1,051,472

Preferred dividends							(6,800)	(6,800)

Net loss							(384,003)	(384,003)

Balance - June 30, 2008	85,000	85,000	29,943,084	29,943	541,117	(5,129)	9,738	660,669

Sales of common stock			858,062	858	99,142			100,000

Common stock issued to ISSI’s shareholders in June 2009			9,558,911	9,559	756,922			766,481

Reclassification to non-controlling interest upon reverse merger	(85,000)	(85,000)			-			(85,000)

Income attributable to non-controlling interest							(19,305)	(19,305)

Preferred dividends							(4,300)	(4,300)

Net loss							(374,232)	(374,232)

Balance - June 30, 2009	-	$-	40,360,057	$40,360	$1,397,181	$(5,129)	$(388,099)	$1,044,313

(the accompanying notes are an integral part of these consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(374,232)	$(384,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,054	29,093
Provision for doubtful accounts	-	45,625
Gain on change in derivative liability	(84,591)	-
Net income (loss) of non-controlling interest in subsidiaries	(19,305)	46,496
Allowance for officer advances	106,922	-
Changes in operating assets and liabilities
Due from clearing organization	2,596	(502)
Securities held for resale, at market	(26,677)	197,384
Advances to/from registered representatives	(17,003)	21,763
Other assets	-	5,846
Commissions payable	(16,217)	(1,334)
Securities sold, but not yet purchased, at market	(4,677)	4,992
Due to clearing organization	17,477
Accounts Payable, accrued expenses & other Liabilities	94,480	(63,102)
TOTAL ADJUSTMENTS	65,059	286,261

NET CASH (USED IN) OPERATING ACTIVITIES	(309,173)	(97,742)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired in acquisition	199,749	-
Cash gone on de-consolidation	(2,695)	-
Cash proceeds from issuance of stock	100,000	-
Advances to affiliated companies	(20,993)	(13,766)
Advances from affiliated companies	132,436	-
Advance to Officers	(59,199)	(149,366)
Advances repaid from Officers	58,134	67,700
Advances From Officers	-	101,597
Cash Contribution from owner in non-controlling interest	21,229	20,100
Repayment of Notes Payable	(34,979)	(57,552)
Repayment of Mortgage Payable	(21,599)	(21,344)
Preferred dividends paid	(4,300)	(6,800)
Repayment of capital lease	(6,462)	(6,431)
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	361,321	(65,862)

NET INCREASE (DECREASE) IN CASH	52,148	(163,604)

CASH - Beginning of Year	39,734	203,338

CASH - End of Year	$91,882	$39,734

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during year
Interest	$30,950	$143,135
Income Taxes	$2,222	$5,035

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES FINANCING ACTIVITIES
Conversion of accrued NASD settlement to notes payable	$-	$125,000
Acquisition of office equipment under a capital lease	$-	$22,570

Shares issued related to assumption of net assets (excluding cash)
acquired with reverse merger	$566,732	$-

(the accompanying notes are an integral part of these consolidated financial statements)

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

NOTE 1 – Basis of Presentation (Reverse Merger and Corporate Structure

Network 1 Financial Securities, Inc. (the "Company" or "NETW") was organized as a Texas corporation on March 15, 1983 and is registered as a broker-dealer with the Securities and Exchange Commission (SEC), the State of Texas and various other states. The Company is an introducing broker-dealer that clears all transactions with and for customers on a fully disclosed basis with a clearing broker. The accompanying consolidated statement of operations for 2009 and 2008 consolidate, the following variable interest entities: Network 1 Financial Advisors, Inc, Network 1 Financial Assurance, Inc., National Financial Services Group, Inc. and Shark Rivers Investors, LLC through the companies merger date of June 9, 2009.  As of June 30, 2009, none of the assets or liabilities of the VIE’s are included as part of the Reverse Merger.

On June 9, 2009, the Company completed a merger transaction with, International Smart Sourcing, Inc. (“ISSI”) an inactive publicly registered shell corporation with no significant assets or operations.  ISSI was incorporated in February 1998 in Delaware.  As a result of the Reverse Merger, NETW became a wholly owned subsidiary of ISSI, with the exception of the following consolidated entities which have been deemed to be variable interest entities (“VIEs”) by NETW: Network 1 Financial Advisors, Inc., Network 1 Financial Assurance, Inc, National Financial Services Group, Inc. and Shark Rivers Investors, LLC. the Network 1 Financial Securities, Inc Shareholders acquired control of ISSI.

Upon completion of the reverse merger transaction, ISSI changed its name to Network 1 Financial Group, Inc.

All references to Common Stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 17.16 shares of ISSI’s Common Stock for 1 share of all of the classes of the acquirer's Common Stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

The accompanying consolidated financial statements present the historical financial condition, results of operations and cash flows of the Company prior to the merger with ISSI.

The accompanying consolidated financial statements present on a consolidated basis the accounts of Network 1 Financial Group, Inc. and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - Summary of Significant Accounting Policies

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

Consolidation of Variable Interest Entities
In January 2003, and revised in December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Prior to the issuance of this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, entitled to receive a majority of the entity’s residual returns, the purpose of the entity is for the benefit of the reporting entity, or if the entity is substantially financed by the reporting entity. For these purposes, variable interests held by related parties should be consolidated with the reporting entity.

The accompanying consolidated financial statements for 2009 (through the date of the reverse merger) and 2008 include the following variable interest entities in accordance with the provisions of FIN 46 and FSP FIN 46(R)-5: Network 1 Financial Advisors, Inc., Network 1 Financial Assurance, Inc, National Financial Services Group, Inc. and Shark Rivers Investors., LLC.

Network 1 Financial Advisors, Inc. provides advisory services and the in-house management of client accounts.  Network 1 Financial Assurance, Inc. acts as an agent providing life and health insurance products for certain clients on behalf of the Company.

National Financial Services Group, Inc. enters into leases and to function as the guarantor for any leases or investments on behalf of the Company.

Shark Rivers Investors, LLC is a real estate investment company that owns and operates two building facilities in New Jersey.

The following is a summary of certain financial data for Network 1 Financial Advisors, Inc, Network 1 Financial Assurance, Inc. National Financial Services Group, Inc. and Shark Rivers Investors, LLC as of June 30, 2009 and 2008, and for the years ended June 30, 2009 and 2008:

	2009 (*)	2008

Revenues	$345,545	$307,370
Net income	$19,305	$46,496
Total assets	$1,529,085	$1,416,188
Total liabilities	$1,108,021	$1,017,684

*Through the merger date of June 9, 2009

Revenue Recognition

Customer security transactions and the related commission income and expense are recorded as of the trade date. Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing financial advisory services. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable. Customers who are financing their transaction on margin are charged interest. The Company’s margin requirements are in accordance with the terms and conditions mandated by its clearing firm. The interest is billed on the average daily balance of the margin account.

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

Net dealer inventory gains result from securities transactions entered into for the account and risk of the Company. Net dealer inventory gains are recorded on a trade date basis. Investment advisory fees are account management fees for high net worth clients based on the amount of the assets under management. These fees are billed quarterly and recognized at such time that the service is performed and collection is probable.

The Company generally acts as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, and charges commissions based on the services the Company provides to its customers. In executing customer orders to buy or sell a security in which the Company makes a market, the Company may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The Company may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission. Mark-ups, mark-downs and commissions are generally priced competitively based on the services it provides to its customers. In each instance the commission charges, mark-ups or mark-downs, are in compliance with guidelines established by the FINRA.

Marketable securities are carried at fair value, with changes in value included in the statement of income in the period of change. Fair value is generally determined by quoted market prices. Non-marketable securities are valued at fair value as determined by management.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets, which range from five to twenty years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the leases. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments that extend the useful life of the asset are capitalized. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

Fair Value of Financial Instruments

 Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments approximate fair value because of their short maturities.

In July 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, (“FAS 157”) which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of FAS 157 did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with  FAS 157.

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long lived assets, including property and equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the asset’s estimated future cash flows (discounted and with interest charges). If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets. Based on its assessments, the Company did not incur any impairment charges for the years ended June 30, 2008 and 2007.

Concentrations of Credit Risk

The Company is engaged in trading and providing a broad range of securities brokerage and investment services to a diverse group of retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. Counterparties to the Company’s business activities include broker-dealers and clearing organizations, banks and other financial institutions. The Company uses clearing brokers to process transactions and maintain customer accounts on a fee basis for the Company. The Company uses one clearing broker for substantially all of its business. The Company permits the clearing firms to extend credit to its clientele secured by cash and securities in the client’s account. The Company’s exposure to credit risk associated with the non-performance by its customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company. The Company has agreed to indemnify the clearing brokers for losses they incur while extending credit to the Company’s clients. It is the Company’s policy to review, as necessary, the credit standing of its customers and each counterparty. Amounts due from customers that are considered uncollectible by the clearing broker are charged back to the Company by the clearing broker when such amounts become determinable.

Upon notification of a charge back, such amounts, in total or in part, are then either (i) collected from the customers, (ii) charged to the broker initiating the transaction and included in other receivables in the accompanying consolidated balance sheet, and/or (iii) charged as an expense in the accompanying consolidated statements of operations, based on the particular facts and circumstances.

The maximum potential amount for future payments that the Company could be required to pay under this indemnification cannot be estimated. However, the Company believes that it is unlikely it will have to make any material payments under these arrangements and has not recorded any contingent liability in the financial statements for this indemnification.

The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures up to $100,000 at each institution and after October 3, 2008 up to $250,000 are insured by the FDIC at each institution. At times such amounts may exceed the FDIC limits. At June 30, 2009 and 2008, the uninsured cash bank balance was approximately $ 0 and $0, respectively. The Company believes it is not exposed to any significant credit risks for cash.

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

Advances to Registered Representatives

The Company extends unsecured credit in the normal course of business to its registered representatives. The determination of the amount of uncollectible accounts is based on the amount of credit extended and the length of time each receivable has been outstanding, as it relates to each individual registered representative. The allowance for uncollectible amounts reflects the amount of loss that can be reasonably estimated by management and is included as part of operating expenses in the accompanying consolidated statements of operations. As of June 30, 2009 and 2008, the Company has reserved approximately $90,000 and $90,000, respectively for any potential non-collection.

Advertising Costs

 Advertising costs are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were deemed to be nominal during each of the reporting periods.

Income Taxes

 The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No 109, “Accounting for Income Taxes” (SFAS No. 109). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

 In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of Fin 48 effective July 1, 2007, the adoption of the provisions of FIN 48 did not have a material impact on the Company's consolidated financial position and results of operations. As of June 30, 2009 and 2008, no liability for unrecognized tax benefits was required to be recorded.

Net Loss per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). For the year ended June 30, 2009 and 2008, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year

NOTE 3 - Recent Accounting Pronouncements

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133,  Accounting for Derivative Instruments and Hedging Activities , paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company adopted EITF 07-5 as of January 1, 2009.

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations  , and Statement of Financial Accounting Standards No. 160,  Noncontrolling Interests in Consolidated Financial Statements,     an amendment of ARB No. 51  .  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

In May of 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement will require no changes in the Company’s financial reporting practices.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting principles recognized by the FASB. Following this statement, the FASB will issue new standards in the form of Accounting Standards Updates ("ASUs"). SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore is effective in the second quarter of fiscal 2010. The issuance of SFAS 168 will not change GAAP and therefore the adoption of SFAS 168 will only affect the specific references to GAAP literature in the notes to the consolidated financial statements.

NOTE 4 - Securities Owned and Securities Sold, But Not Yet Purchased, At Market

The following table shows the market values of the Company's investment securities owned and securities sold, but not yet purchased as of June 30, 2009 and 2008, respectively:

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	June 30, 2009		June 30, 2008
		Securities Sold,		Securities Sold,
	Securities	but not yet	Securities	but not yet
	Owned	Purchased	Owned	Purchased
Corporate stocks	$84,184	$1,215	$57,507	$5,892

Securities sold, but not yet purchased commit the Company to deliver specified securities at predetermined prices. The transactions may result in market risk since, to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected in the consolidated statements of financial condition.

NOTE 5 - Due from Clearing Organization

The following represents amounts on deposit with Southwest Securities, Inc. (“Southwest”) with the Company’s clearing broker inventory account:

	June 30,
	2009	2008
Cash	$417,034	$382,445
Marketable securities	334,285	371,470
Total	$751,319	$753,915

The marketable securities are primarily comprised of corporate stocks. Marketable securities on deposit with Southwest Securities are reflected at fair value. The Company is required to maintain a balance of $750,000 with the clearing organization of cash and securities.

For the years ended June 30, 2009 and 2008, the Company used the services of Southwest to clear its brokerage business. The Company incurred charges of approximately $201,844 and $240,800 under this arrangement for the years ended June 30, 2009 and 2008, respectively.

NOTE 6 - Advances to/from Officer

As of June 30, 2009 and 2008, the Company has outstanding advances receivable of approximately $0 and $418,000, respectively, due from two officers/shareholders of the Company. These balances are non-interest bearing and have no definitive repayment terms. As of June 30, 2009 the Company has recorded an allowance of $106, 922 for the collectibility of the full balance receivable from the officers.

As of June 30, 2009 and 2008, the Company has outstanding advances payable of approximately $0 and $141,000, respectively, due to an officer/shareholder of the Company. These balances are non-interest bearing and have no definitive repayment terms.

NOTE 7 - Related Party Transactions

As of June 30, 2009, due to (from) affiliated companies consisted of the following:

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	June 30,
	2009	2008

Legends property development (a)	$1,330	$13,766

Mainport LLC (b)	$-	$(1,200)

Network 1 Financial Advisors Inc.(c)	$104,867	$-

Network 1 Financial Assurance, Inc. (b)	$803	$-

National Financial Services Group (b)	$39,881	$-

(a)Represents expenses paid on behalf of an affiliated company whose directors’ are officers and shareholders’ of the Company
(b)Represents amounts due from an affiliated company whose officers and shareholders are officers and shareholders’ of the Company.
(c) Represents amounts due in the form of a promissory note from an affiliated company whose officers and shareholders are officers and shareholders’ of the Company.

NOTE 8 - Property and Equipment

Property and equipment, net, consists of the following:

	June 30,
	2009	2008
Building and related capitalized costs	$-	$575,576
Land	-	600,000
Computer equipment	115,363	137,237
Furniture and fixtures	31,251	31,251

Total	146,614	1,344,064
Less: accumulated depreciation	(133,817)	(266,996)

Property and Equipment - Net	$12,797	$1,077,068

Depreciation expense for the years ended June 30, 2009 and 2008 was approximately $12,054 and $29,100, respectively.

NOTE 9 - Capital Lease Obligation

As of June 30, 2009, the Company has equipment under a capital lease expiring in August 2012. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is included in property and equipment and is amortized over the estimated life of the asset The interest rate under the lease is 6.60% and is imputed based on the lessor’s implicit rate of return. The following is a summary of property held under capital leases:

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	June 30,
	2009	2008
Machinery and equipment	$22,570	$22,570
Less: accumulated amortization	7,470	2,956
Property held under capital lease, net	$15,100	$19,614

Amortization of assets held under the capital lease is included in depreciation expense.

Capital lease payable in monthly installments of $532, including interest through August 2012 secured by office equipment with a cost of $22,570 and accumulated amortization of $7,470 as of June 30, 2009.

At June 30, 2009, annual minimum future lease payments under the capital lease are as follows:

June 30,	Amount

2010	$6,387
2011	6,387
2012	6,387
2013	532
Total minimum lease payments	19,693
Less: amount representing interest	6,670

Present value of future minimum lease payments	$13,023

NOTE 10 - Line of Credit - Bank

The Company’s bank line of credit is payable on demand. The maximum amount the Company could borrow is $100,000, indebtedness under the line of credit provides for interest at the bank’s prime rate, plus 1.0% (approximately 4.25% at June 30, 2009 and 5% at June 30, 2008). As of June 30, 2009 and 2008, the amount outstanding under this credit facility was $93,000 and $93,000 respectively.   As of the year ended June 30, 2009 the Company was in default of the terms of the line of credit. Subsequent to the year end, the Company negotiated a payment plan to pay down the balance to correct the default (See Note 22)

Indebtedness under the credit agreement is collateralized by substantially all of the assets of the Company and an officers’ personal guarantee.

NOTE 11 - Mortgage Payable

(a) As of June 30, 2008, Shark Rivers Investors, LLC has a loan payable to a financial institution of approximately $493,800.  The term of the loan is 5 years with a 20 year repayment schedule. The loan matures in December 2008 . The loan has an interest rate of approximately 7%. The loan is collateralized with a lien on the building and a security interest in all of the furniture and fixtures and assignment of any leases. The mortgage has been personally guaranteed by certain officers and shareholders of the Company.

On December 18, 2008, Shark Rivers Investors, LLC entered into a loan agreement extending the maturity date of the loan to February 28, 2009. The note will have a stated interest rate through the extended maturity date of 7% per annum.  Shark River Investors, LLC is currently in discussion with the financial institution about  the default.

(b) As of June 30, 2008, Shark Rivers Investors, LLC has a loan payable to a third party of approximately $303,600. The term of the loan is 3 years with a 30 year repayment schedule. The loan matures in July 2011 and is payable in full. The loan has a provision for the escalation of interest rates as follows, 8% beginning August 1, 2008; 8.25% beginning August 1, 2009; 8.5% beginning August 1, 2010. The loan is collateralized with a security interest in the building and has been personally guaranteed by certain officers who are shareholders of the Company.

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

NOTE 12 - Notes Payable

Under the terms of a settlement agreement entered into with the NASD in July 2007, for monetary sanctions imposed against certain employees who are officers and shareholders of the Company. As of June 30, 2009, notes payable consists of as follows:

	June 30,
	2009	2008
Note payable to FINRA in monthly installments of $900 per month including interest at a rate of 11.25% through August 2009.	$280	$11,195

Note payable to FINRA in monthly installments of $2,500 per month including interest at a rate of 11.25% through August 2010.	32,189	56,253
	$32,469	$67,448

Maturities of long-term debt at June 30, 2009 for the next five years and in the aggregate are follows:

June 30,	Amount
2010	$29,031
2011	3,438

$32,469

NOTE 13 - Income Taxes

As of June 30, 2009, the Company has a net operating loss (“NOL”) of approximately $510,000.  The deferred tax asset related to such NOL has been fully reserved.

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of June 30, 2009 and June 30, 2008.

The Company has identified its federal tax return and its state tax returns in New Jersey and New York State as “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended 2003 through 2008, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Consequently, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

The Company classifies interest and penalties related to unrecognized tax benefits in other expenses. The Company did not incur interest or penalties during the year ended June 30, 2009 and 2008.

Shark Rivers Investors, LLC is a limited liability corporation (treated for income tax purposes as a partnership). Income taxes for Federal and State purposes are not levied at the entity level, but rather on the individual partner or stockholder.

Network 1 Financial Advisors, Inc, Network 1 Financial Assurance and National Financial Services Group, Inc. are C-corporations and file their Federal and State annual tax return separate from the Company.

NOTE 14 - Benefit Contribution Plan

The Company sponsors a 401k profit sharing plan that covers substantially all of its employees. The plan provides for a discretionary annual contribution, and is allocated in proportion to compensation. In addition, each participant may elect to contribute to the Plan by way of a salary deduction. An employee becomes fully vested in the Company’s contribution after 6 years. A participant is fully vested in their own contributions. For the years ended June 30, 2009 and 2008, the Company made no discretionary contributions to the Plan.

NOTE 15 - Net Capital Requirements

The Company is a registered broker-dealer and is subject to the SEC’s Uniform Net Capital Rule 15c3-1. This requires that the Company maintain minimum net capital of $100,000 and also requires that the ratio of aggregate indebtedness, as defined, to net capital, shall not exceed 15 to 1.

As of June 30, 2009 and 2008, the Company’s net capital exceeded the requirement by approximately $111,834 and $79,500 respectively.

Advances, dividend payments and other equity withdrawals are restricted by the regulations of the SEC, and other regulatory agencies are subject to certain notification and other provisions of the net capital rules of the SEC. The Company qualifies under the exemptive provisions of Rule 15c3-3 as the Company does not carry security accounts for customers or perform custodial functions related to customer securities.

NOTE 16 - Deconsolidation of Variable Interest Entity

Upon the date of the reverse merger and as a result of agreements executed, the Company determined that it was no longer the sole source of financial support and the primary beneficiary for the variable interest entities (Network 1 Financial Advisors, Inc., Network 1 Financial Assurance, Inc, National Financial Services Group, Inc. and Shark Rivers Investors., LLC).  Accordingly, we deconsolidated the variable interest entities effective June 9, 2009 from our financial position and results of operations.

The carrying value of variable interest entities’ net assets approximated fair value.  At June 9, 2009, the date of deconsolidation, the net assets were as follows:

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

Assets:
Cash and cash equivalents	$2,695
Advances from officers	302,333
Property and equipment, net	1,002,418
Other assets	218,363
Total assets	$1,525,809

Liabilities:
Accounts payable and accrued expenses	$(60,450)
Notes payable	(1,047,550)
Total liabilities	(1,108,000)
Net assets	$417,809

No gain or loss was recorded upon deconsolidation as the estimated fair values of variable interest entities’ net assets equaled their carrying values.

NOTE 17 -  Non-Controlling Interest in Subsidiaries

Through the merger date of June 9, 2009, non-Controlling interest represents one hundred percent (100%) of the equity from the four (4) variable interest entities that are beneficially-owned by the Company’s stockholders.

Network 1 Financial Securities, Inc. (“NETW”) exchanged substantially all it’s Common Stock in accordance with the reverse merger.  However, NETW’s  Series A preferred stock remained outstanding.    As of June 30, 2009 and 2008, NETW had 1,000,000 shares authorized, of 8% Series A preferred stock $1.00 par value, and 215,000 shares are outstanding.

The Series A preferred stock is redeemable at the option of the Company’s Board of Directors at 125% of the issuance price plus any dividends earned but unpaid and after one year outstanding. The Series A preferred stock is non-voting and non-cumulative. Of the 215,000 shares issued, 130,000 shares are owned by National Financial Services Group, Inc., an affiliated Company, whose officers and shareholders’ are officers and shareholders of the Company. Accordingly, the value of these shares has been eliminated as of June 30, 2008.  The preferred stock shareholders are entitled to a bonus dividend at the discretion of the board of directors based on the profitability of the firms market making investment activities minus certain deductions. No bonus dividends were declared for the years ended June 30, 2009 and 2008.

NOTE 18 –Warrants and Derivative Liability

The following is additional information with respect to the Company’s warrants as of June 30, 2009

WARRANTS OUTSTANDING AND EXERCISABLE
	Number of	Weighted
	Outstanding	Average	Weighted
	Shares	Remaining	Average
Exercise	Underlying	Contractual	Exercise
Price	Warrants	Life	Price
$0.20	7,657,733	1.17 years	$0.20
	7,657,733	1.17 years	$0.20

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

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

The derivative liability was valued using the Black-Scholes option valuation model and the following assumptions:

	June 30, 2009	June 9, 2009
Warrants:
Risk-free interest rate	0.6%	0.6%
Expected volatility	103%	103%
Expected life (in years)	0.93	0.93
Expected dividend yield	0%	0%

Fair value:
Warrants	$22,896	$107,487

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

NOTE 19 - Stockholders’ Equity

Common Stock

On December 8, 2004, we filed a Certificate of Amendment to our Certificate of Incorporation increasing the total number of authorized shares to 101,000,000, consisting of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock.

On November 26, 2008 the Company sold 429,031 shares of its class A common stock to Network 1 Financial Advisors, Inc. for gross proceeds of $50,000.

On February 06, 2009 the Company sold 429,031 shares of its class A common stock to an investor for gross proceeds of $50,000.

In accordance with the reverse merger, all references to Common Stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 17.16 shares of ISSI’s Common Stock for 1 share of all of the classes of the acquirer's Common Stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

Preferred Stock

The Board of Directors of the Company is authorized, without further action of the shareholders of the Company, to issue up to 1,000,000 shares of Preferred Stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any series or the designation of such series. As of June 30, 2009, there were no shares of preferred stock issued and outstanding.

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

NOTE 20 - Commitments and Contingencies

Litigation

 The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company currently is not involved in any legal proceedings which are not in the ordinary course of business.

Enforcement Actions

 In July 2007, the Company entered into a settlement agreement with the NASD for monetary sanctions imposed against certain employees who are officers and shareholders of the Company. The monetary sanctions amounted in the aggregate to $129,900. The term of the settlement agreement allowed the Company to follow an installment arrangement. Principal terms of the arrangement required a down payment of 25%. The remaining balance is to be paid over a term ranging from 24 to 36 months. Interest is to be paid at a rate of approximately 11.25% per annum (See Note 12).

Regulatory Approvals Required

NETW was required to file with the Financial Industry Regulatory Authority (“FINRA”), an application pursuant to FINRA Rule 1017 (the “1017 Application”) to obtain approval for the sale of up to one hundred percent (100%) of NETW. NETW filed the initial 1017 Application on February 6, 2009, subsequently withdrew the 1017 Application and re-filed the 1017 application on April 2, 2009. FINRA gave NETW comments on the 1017 Application, which NETW has been responding to. To date, FINRA has not yet approved the 1017 Application but NETW believes that such approved will be obtained. ISSI will file an amended Form BD with FINRA, and any required state(s), indicating the change in ownership of NETW and listing the current officers and directors.

As a registered broker-dealer, we are subject to the SEC’s ongoing Uniform Net Capital Rule 15c3-1. This requires that we maintain minimum net capital of $100,000 and also requires that the ratio of aggregate indebtedness, as defined, to net capital, shall not exceed 15 to 1.

Lease Commitments

 The Company leases its corporate office facility under a operating lease expiring in June 2010. Additional rent is payable for increases in real estate taxes and operating expenses over base period amounts. Under the terms of the lease, the Company has the option to cancel the lease provided a minimum of four months written notice is given to the landlord.

Minimum future annual rental payments are approximately as follows:

		Common Area and
	Base	Maintenance
Year Ending	Rent	Charges	Total

2010	$83,600	$34,600	$118,200

Total	$83,600	$34,600	$118,200

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. Rent expense for the years ended June 30, 2009 and 2008 was approximately $114,000 and $106,400 respectively.

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

The lease was renegotiated in August,2009.

NOTE 21 – Fair Value Measurements

The financial assets of the Company measured at fair value on a recurring basis are cash equivalents, and long-term marketable securities. The Company’s cash equivalents and long term marketable securities are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company’s long-term investments are classified within Level 3 of the fair value hierarchy because they are valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date.  The Company’s derivative liabilities are classified within Level 2 of the fair value hierarchy because they are valued using inputs which are not actively observable, either directly or indirectly.

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable.

The following table sets forth the Company’s short- and long-term investments as of June 30, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$91,882			$91,882
Certificate of deposit	550,942			550,942
Due from clearing organization	751,319			751,319

Securities owned, at market values	84,184			84,184
Notes receivable			100,000	100,000

Derivative liabilities			(22,896)	(22,896)
Line of Credit and notes payable			(125,469)	(125,469)

NOTE 22 - Subsequent Event

In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date of this filing (October 13, 2009).

In August, 2009, the Company entered into a new three year lease on its corporate headquarters at $9,000 per month (all expenses included) for an annual commitment of $108,000.

The Company has arranged a schedule of payments to reduce its bank line of credit to meet the requirements of the financial institutions request.  On September 15, 2009, the balance remaining on the loan was $68,000.

Network 1 Financial Securities Inc. requested a 30 day extension for its Rule 1017 filing until October 30, 2009, which was granted by FINRA. No assurances can be made regarding the final outcome of the Rule 1017 process.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accounting principles or disagreements with our auditors regarding applications of any accounting principles during the year ended June 30, 2009.

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

We have designed our disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified the SEC’s rules and forms. We also have designed our disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Based on management’s evaluation, we have determined that our disclosure controls and procedures were not effective as a result of the material weakness described below.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only Management’s Report in this Annual Report.

Management’s Report on Internal Control Over Financial Reporting

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

As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of June 30, 2009 due to the identification of a material weakness. A material weakness is a control deficiency or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

The weakness, identified by management, related to the lack of necessary accounting resources to ensure consistently complete and accurate reporting of financial reporting. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

We believe that for the reasons described above, after we hire additional qualified in-house personnel, we will be able to improve our disclosure controls and procedures, remedy the material weaknesses identified above and provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with GAAP under management’s directions, and that financial records are reliable to prepare financial statements. However, because of inherent limitations in all control systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected.

Changes in Internal Controls over Financial Reporting

Other than the identification of the material weakness described above, there have not been any other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to affect our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following individuals serve as the directors, executive officers and key employees of the Company.  All directors of the Company and our operating subsidiary hold office until his successor shall have been duly elected and qualified, subject to his earlier death, resignation or removal. The executive officers of the Company and our operating subsidiary are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Age	Position
Richard W. Hunt	56	Chief Executive Officer, Vice-President and Chairman of the Board
Michael S. Rakusin(1)(2)(3)	53	Chief Financial Officer, Treasurer, Vice-President and Director
William R. Hunt, Jr.	54	President and Director
Damon Testaverde	61	Secretary and Director
Richard A. Peters(1)(2)(3)	71	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

     Richard W. Hunt was appointed Chief Executive Officer, Vice-President and Chairman of the Board of Directors of the Company following the consummation of the Reverse Merger on June 9, 2009. Since March 1988, Mr. Hunt has served as Chief Executive Officer, Secretary and Chairman of the Board of Directors of NETW. Mr. Hunt is currently a FINRA Registered Representative. Since May 1998, Mr. Hunt has served as a director of Network 1 Financial Assurance, Inc., which acts as an agent providing life and health insurance products for certain clients on behalf of the Company, and since September 2000, he has served as director of Network 1 Financial Advisors, Inc., which provides advisory services and the in-house management of the Company’s client accounts. Mr. Hunt also served as President of Network 1 Financial Advisors, Inc. between September 2000 and November 2008. Mr. Hunt received his BA in Liberal Arts, with emphasis in Human Resources, from Trenton State College, now known as The College of New Jersey.

     For a period of 45 days during August and September 2007, Mr. Hunt was suspended from association with any FINRA (f/k/a NASD) member in a principal capacity and was fined $25,000, upon consenting to such sanctions and the entry of findings in connection with charges that Mr. Hunt violated certain NASD Conduct rules for failure to supervise.

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

     William Hunt Jr. was appointed President and a member of the Board of Directors of the Company following the consummation of the Reverse Merger on June 9, 2009. Since March 1988, Mr. Hunt has served as the President, Chief Operating Officer and a director of NETW. In 1993, he was also appointed Chief Financial Officer of NETW. From September 2000 to November 2008, he served as Vice President of Network 1 Financial Advisors, Inc, and in November 2008 he was appointed President. Since May 1998, he has served as Vice President and Chief Financial Officer of Network 1 Financial Assurance, Inc. Mr. Hunt is currently a FINRA Registered Representative, and has an insurance and real estate license in New Jersey. He received his BS in Business Administration from Trenton State College, now known as The College of New Jersey.

     Damon D. Testaverde was appointed Secretary and a member of the Board of Directors of the Company following the consummation of the Reverse Merger on June 9, 2009. Since July 1994, Mr. Testaverde has been the managing director of NETW. From May 1991 until June 1995, Mr. Testaverde served as President and Chief Executive officer of TekInsight. From 1989 to March 1991, Mr. Testaverde served as the principal stockholder of R.H. Damon & Company, Inc. a full service securities broker-dealer. From 1980 to 1986, he served in the capacity of President of S.D. Cohn & Co., Inc., a full service securities broker-dealer. He is currently a FINRA Registered Representative. He received his B.A. in Accounting from Pace University.

     Between September 2007 and January 2008, Mr. Testaverde was suspended from association with any FINRA (f/k/a NASD) member in any capacity, and was fined $50,000, upon neither admitting nor denying such sanctions and the entry of findings, relating to charges that he solicited one of NETW’s customers, who was a controlling shareholder of a company to sell shares in amounts that exceeded the limits that a controlling shareholder could sell in public transactions, in violation of certain NASD Conduct Rules and Section 5 of the Securities Act of 1933, as amended.

     Richard A. Peters has served as a director since June 2003. Mr. Peters also served as our Secretary from September 28, 2006 until his resignation on June 9, 2009 in connection with the Reverse Merger. Mr. Peters has over forty years experience in business, development, marketing and management consulting. His product areas of expertise include data storage, telecommunications, computer graphics and software. Mr. Peters was the Vice President of World Wide Channel Marketing at Quantum Corporation in Milpitas, California from April 1998 until his retirement in February 2001. Mr. Peters lived and worked in Asia, Europe and South America for twelve years. He led acquisition teams, strategic partnerships and product introductions. Mr. Peters received a BA in 1959 from Columbia College; a BS in 1960 and an MS in 1963, both in Electrical Engineering, from the Columbia School of Engineering; and a Masters in Industrial Management in 1969 from New York Polytechnic Institute.

Family Relationships

William R. Hunt, Jr. and Richard W. Hunt are brothers. There are no other family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Except as set forth above with respect to Richard W. Hunt and Damon Testaverde, none of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Meetings of the Board

Our Board of Directors met three (3) times in person during the fiscal year ended June 30, 2009. All directors serving at the time attended the meeting.

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

Code of Business Conduct and Ethics

The Board of Directors has also adopted a Code of Business Conduct and Ethics, which can be found in Appendix F of the Definitive Proxy Statement filed by the Company with the SEC on August 28, 2006. The Code of Business Conduct and Ethics will be provided without charge, upon written request to us at the following address: Network 1 Financial Group, Inc., 2 Bridge Avenue, 4thFloor Red Bank, NJ 07701, Attention: Richard W. Hunt.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and NASDAQ. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on a review of such reports provided to us and written representations that no other reports were required during, or with respect to, the year ended June 30, 2009, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners have been satisfied.

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information concerning the compensation paid and awarded to those individuals serving as our officers following the consummation of the Reverse Merger. It includes compensation paid at the end of the fiscal years ended June 30, 2009 and 2008 to (i) our Chief Executive Officer and former Chief Executive Officer and (ii) the two most highly compensated executive officers (other than our Chief Executive Officer) of us and our subsidiaries whose total compensation exceeded $100,000 for these periods. These individuals may be collectively referred to in this report as our “Named Executive Officers.”

							Change in
							Pension
							Value
						Non-	and Non-
						Equity	qualified
	Fiscal					Incentive	Deferred
Name and Principal	Year			Stock	Options	Plan	Compensation	All Other
Position	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
David R. E. Hale,	2009	-	-	-	-	-	-	-	-
Former Chairman,	2008	-	-	-	-	-	-	-	-
President and CEO(1)

Richard W. Hunt,	2009	100,230	-	33,516	-	-	-	-	133,746
Chief Executive Officer	2008	111,466	-	-	-	-	-	-	111,466
and Vice-President (2)(3)

William R. Hunt	2009	92,560	-	38,516	-	-	-	-	131,076
President (3)(4)	2008	111,036	-	-	-	-	-	-	111,036

Damon Testaverde,	2009	319,810	-	134,190	-	-	-	-	454,000
Secretary(5)	2008	112,517	-	31,500	-	-	-	-	144,017

(1)
Mr. Hale resigned his positions with the Company in conjunction with the consummation of the Reverse Merger. Mr. Hale did not receive any compensation during the years ended June 30, 2009 and 2008 for his services as an executive officer of the Company. The fees he earned for his service as a director during 2008 are detailed in the table below, “Director Compensation.”

(2)	Richard W. Hunt was appointed Chief Executive Officer and Vice-President of the Company in conjunction with the consummation of the Reverse Merger.

(3)
Represents fees paid to Richard W. Hunt and William R. Hunt, Jr. for their services to NETW during the fiscal years ended  June 30, 2009 and 2008.  NETW does not have employment agreements with any of its employees. The salary for Messrs. William and Richard Hunt consists of a base salary plus commissions, which commissions have been waived by each of Messrs. William and Richard Hunt beginning as of December 2007. The base salary for Messrs. William and Richard Hunt was determined by looking at comparable salaries for individuals holding similar titles at other brokerage firms of similar size. The commission portion allows them to increase their salary based on actual production, which NETW’s management believes is standard in the industry.

(4)	William R. Hunt, Jr. was appointed President of the Company in conjunction with the consummation of the Reverse Merger.

(5)
Mr. Testaverde was appointed Secretary of the Company in conjunction with the consummation of the Reverse Merger. Represents fees paid for Mr. Testaverde’s services to NETW during the fiscal years ended June 30, 2009 and 2008.

Employment Contracts

We do not have employment agreements with any of our employees.

Compensation of Directors

All of our directors, regardless of whether they are also employees of our Company, receive $500 a month for serving on the Board of Directors as well as reimbursement of reasonable expenses incurred in attending meetings.

DIRECTOR COMPENSATION

					Changes in
					Pension Value
	Fees Earned			Non-equity	and
Name	or Paid in		Option	Incentive	Nonqualified	All
Of	Cash	Stock Awards	Awards	Plan	Compensation	Other	Total
Director	($)	($)	($)	Compensation	Earnings	Compensation	($)
David Hale(1)	15,500	–	–	–	–	–	15,500
Richard Peters(2)	15,500	–	–	–	–	–	15,500
Michael Rakusin(2)	15,500	–	–	–	–	–	15,500
Richard W. Hunt (3)	0	–	–	–	–	–	0
William R. Hunt, Jr. (3)	0	–	–	–	–	–	0
Damon Testaverde (3)	0	–	–	–	–	–	0

(1)
Represents fees Mr. Hale earned for his services as a director of the Company during the fiscal year ended June 30, 2009.  Mr. Hale resigned as a director in conjunction with the consummation of the Reverse Merger on June 9, 2009.

(2)	Represents fees earned for services as a director of the Company during fiscal 2009.

(3)
Richard W. Hunt, William R. Hunt, Jr. and Damon Testaverde were appointed to serve as directors of the Company in conjunction with consummation of the Reverse Merger. Accordingly, they were not directors of the Company until June 9, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth as of October 6, 2009 certain information regarding the beneficial ownership of Common Stock by (i) each person or “group” (as that term is defined in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of the common stock, (ii) each of our executive officers, (iii) each director and nominee and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe, based on information furnished by such persons, that each person listed below has sole voting and investment power over the shares of common stock shown as beneficially owned, subject to community property laws, where applicable. Beneficial ownership is determined under the rules of the SEC and includes any shares which the person has the right to acquire within 60 days after October 6, 2009 through the exercise of any stock option or other right.

Name and address of beneficial owner	Amount and nature of Beneficial ownership		Percent of class of Common Stock(1)
Horace T. Ardinger, Jr. 9040 Governors Row Dallas, TX 75356	11,077,351	(2)	29.61%

Directors and Officers(3) :

Richard A. Peters Director	100,000	(4)	*

Michael Rakusin Chief Financial Officer, Treasurer, Vice-President and Director	100,000	(5)	*

Damon Testaverde Secretary and Director	3,169,653	(6)	9.53%

William R. Hunt, Jr. President and Director	9,363,213	(7)	28.19%

Richard W. Hunt Chief Executive Officer, Vice-President and Chairman	9,284,933	(8)	28.02%

Directors and Officers as a group (5 persons)	21,038,213		61.96%

*Less than one percent.

(1)	Based on 32,435,057 shares of common stock outstanding as of October 6, 2009.
(2)
Includes 965,000 warrants with an exercise price of approximately $1.00 to purchase a total of 4,979,400 shares of common stock which expire on April 23, 2010. Also includes 5,668,920 shares of common stock held by H.T. Ardinger & Sons, Inc., a Texas corporation, of which Mr. Ardinger has sole voting and dispositive control. Also includes 429,031 shares which Mr. Ardinger received in conjunction with the Reverse Merger as a result of his ownership of NETW shares. Does not include 317,500 shares owned by Mr. Ardinger’s wife, to which he disclaims beneficial ownership.

(3)	The address of each officer and director is c/o Network 1 Financial Group, Inc., 2 Bridge Avenue, 4th floor, Red Bank, NJ 07701.
(4)	Consists of 100,000 warrants to purchase a total of 100,000 shares of common stock at $0.20 per share which expire on March 28, 2012.
(5)	Consists of 100,000 warrants to purchase a total of 100,000 shares of common stock at $0.20 per share which expire on March 28, 2012.
(6)
Includes 53,452 warrants with an exercise price of approximately $1.00 to purchase of total of 275,278 shares of common stock which expire April 23, 2010. Such warrants are owned by Network 1 Financial Securities, Inc., over which Mr. Testaverde shares control with Mr. William Hunt and Mr. Richard Hunt. Also includes 12,500 shares of common stock owned by Mr. Testaverde’s wife, Patricia. Also includes 5,000 shares of common stock owned by R. H. Damon, Inc., a corporation over which Mr. Testaverde exercises voting and investment control. Also includes 104,000 warrants with an exercise price of approximately $1.00 to purchase 535,600 shares of common stock which expire on April 23, 2010.

(7)
Includes 53,452 warrants with an exercise price of approximately $1.00 to purchase of total of 275,278 shares of common stock which expire April 23, 2010. Such warrants are owned by Network 1 Financial Securities, Inc., over which Mr. Hunt shares control with Mr. Testaverde and Mr. Richard Hunt. Also includes 429,031 shares of common stock received in conjunction with the Reverse Merger by Network 1 Financial Advisors, Inc., a corporation over which William Hunt shares voting and investment control with Richard Hunt. Also includes 15,200 warrants with an exercise price of approximately $1.00 to purchase a total of 78,280 shares of common stock which expire April 23, 2010.

(8)
Includes 53,452 warrants with an exercise price of approximately $1.00 to purchase of total of 275,278 shares of common stock which expire April 23, 2010. Such warrants are owned by Network 1 Financial Securities, Inc., over which Mr. Hunt shares control with Mr. Testaverde and Mr. William Hunt. Also includes 429,031 shares of common stock received in conjunction with the Reverse Merger by Network 1 Financial Advisors, Inc., a corporation over which Richard Hunt shares voting and investment control with William Hunt.

(9)
Includes 200,000 warrants to purchase a total of 200,000 shares of common stock at $0.20 per share which expire on March 28, 2012. Also includes 53,452 warrants owned by Network 1 Financial Securities, Inc. with an exercise price of approximately $1.00 to purchase a total of 275,278 shares of common stock and which expire on April 23, 2010. Also includes 104,000 warrants with an exercise price of approximately $1.00 to purchase 535,600 shares of common stock and which expire April 23, 2010. Also includes 15,200 warrants with an exercise price of approximately $1.00 to purchase a total of 78,280 shares of common stock with expire April 23, 2010.

Changes in Control

There are no arrangements known to us that may, at a subsequent date, result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has entered into the following separate agreements with each of the VIE’s that define the relationship with the Company post-Reverse Merger:

1.
The agreement with Network 1 Financial Assurance, Inc. provides for the reimbursement of certain overhead expenses and the sharing of commissions generated by variable annuity sales referred or placed by NETW. This agreement is not exclusive and NETW is in a position to obtain more favorable terms from third parties should they become available.

2.
The agreement with Network 1 Financial Advisors, Inc. provides for the reimbursement of certain overhead expenses and the payment of investment advisory fees to NETW stemming from accounts referred by registered representatives of NETW to Network 1 Financial Advisors, Inc. This agreement is not exclusive and NETW is in a position to obtain more favorable terms from third parties should they become available.

3.
The agreement with National Financial Services Group, Inc. calls for the transfer of the operating lease of the office space currently occupied by NETW to Network 1 Financial Group, Inc. once this transaction is completed.

4.
The agreement with Shark River Investors LLC calls for the cancellation of a month-to-month lease arrangement and the termination of the agreement once the transaction between ISSI and NETW is completed and therefore terminating any further relationship with NETW. Richard and William Hunt and Damon Testaverde (primary shareholders) provide the explicit guarantees with respect to the mortgage holder. However NETW is expected to make the necessary funds available to Shark Rivers to prevent the owner’s guarantee of Shark Rivers debt from being called on. As such NETW is effectively guaranteeing all or a portion of the owner’s of Shark Rivers investment and therefore, the implicit variable interest exists. Based on these circumstances NETW is considered the primary beneficiary of this VIE and therefore the operations of Shark Rivers are required to be consolidated by NETW prior to the merger.

5.
The agreement with Network 1 Financial Advisors, Inc. (“Advisors”), Network 1 Financial Assurance, Inc. (“Assurance”) and NETW is an agreement to abstain from certain voting rights to prohibit the current principals of NETW (as continuing post-Reverse Merger) from voting on certain matters. This will prohibit the current principals of NETW (should they elect to continue as executives post-Reverse Merger) from voting on matters related to fee arrangements for any ongoing activities with Advisors and Assurance.

The VIE’s have remained in the ownership of the current shareholders of those entities, as follows:

Network 1 Financial Assurance, Inc.

Richard Hunt
William Hunt
Miguel Zarraga
Richard Eckhoff

Network 1 Financial Advisors, Inc.

William Hunt
Richard Hunt

National Financial Services Group, Inc.

Richard Hunt
William Hunt

Shark River Investors, LLC

Damon Testaverde
Richard Hunt
William Hunt

On November 18, 2008, the Company loaned to and received a promissory note in the amount of $100,000 from Network 1 Financial Advisors Inc. The effective interest rate for the note is 6% per annum. The note matures on November 18, 2009.

As of June 30, 2008, the Company had outstanding accounts receivable due from William Hunt and Richard Hunt in the aggregate amount of $418,000. As of June 30, 2009, the Company recorded an allowance of $106,922 for the collectibility of the full balance receivable from Messrs. William and Richard Hunt.

There were no other related party transactions for the fiscal year ended June 30, 2009.

Director Independence

Our determination of independence of directors is made by using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of the Financial Industry Regulatory Authority. Our Board of Directors has determined that Richard Hunt, Michael Rakusin, William R. Hunt, Jr. and Damon Testaverde are not “independent” under this rule by virtue of their positions as corporate and executive officers of our Company. Richard A. Peters may be deemed to be “independent” following his resignation as our Secretary on June 9, 2009.

Item 14. Principal Accountant Fees and Services.

	Fees
Fee Category	2009	2008
Audit Fees	$86,550	$79,000
Audit-Related Fees	–	–
Tax Fees	5,000	2,350
All Other Fees	–	2,500
Total Fees	$91,550	$83,850

Audit Fees

RBSM LLP (“RBSM”) was engaged to audit our financial statements for the fiscal year ended June 30, 2009.  Accordingly, the above accountant fees include services rendered by Marcum LLP (“Marcum”) and RBSM.  RBSM and Marcum billed us an aggregate of approximately $86,550 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended June 30, 2009 and services rendered in connection with our Reverse Merger. Marcum billed us approximately $60,000 for the re-audit of our financial statements for the fiscal year ended June 30, 2008 and 2007 and Wagner Morey & Nee, LLC (“WMN”) billed Network 1 Financial Securities, Inc. $19,000 for audit fees in connection with the audit of the company prior to the Reverse Merger.

Audit Related Fees

We did not incur any audit-related fees for the fiscal years ended June 30, 2009 and 2008.

Tax Fees

We engaged RBSM to prepare our tax returns for fiscal year ending June 30, 2009 and engaged WMN to prepare our tax returns for fiscal year ending June 30, 2008. The firm did not engage Marcum for tax services during the fiscal years ended June 30, 2008.

All Other Fees

For the fiscal year ended June 30, 2008, we paid $2,500 to WMN for an assessment study of our anti-money laundering (“AML”) procedures.

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

Independent Auditors’ Reports	F–1

Consolidated Statements of Financial Condition	F–3

Consolidated Statements of Operations	F–4

Consolidated Statements of Stockholders’ Equity	F–5

Consolidated Statements of Cash Flows	F–6

Notes to Consolidated Financial Statements	F–7

Financial Statement Schedules

Not applicable.

Exhibits

Exhibit
No.	Description of Exhibit
3.1
Certificate of Incorporation of International Plastic Technologies, Inc. dated March 4, 1998 (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-48701, filed with the SEC on March 26, 1998)).

3.2
Amendment to the Certificate of Incorporation of International Plastic Technologies, Inc., dated December 7, 1998, changing the Company’s name to “International Smart Sourcing, Inc.” (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2/A (Registration Statement No. 333-48701, filed with the SEC on January 6, 1999)).

3.3
Amendment to the Certificate of Incorporation of International Smart Sourcing, Inc., dated June 26, 2000, changing the Company’s name to “CHINAB2BSOURCING.COM, INC.” (Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-QSB filed with the SEC on August 15, 2000).

3.4	Amendment to the Certificate of Incorporation of International Smart Sourcing, Inc., dated June 9, 2009, changing the Company’s name to “Network 1 Financial Group, Inc.*

3.5
By-Laws of International Plastic Technologies, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration Statement 333-48701, filed with the SEC on March 26, 1998)).

3.6
Amendment of the By-Laws of International Smart Sourcing, Inc. dated as of October 14, 2004 (Incorporated by reference to Exhibit B to the Definitive Information Statement on Schedule 14C filed with the SEC on November 15, 2004).

4.1
Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2/A (Registration Statement No. 333-48701, filed with the SEC on June 4, 1998)).

4.2
Form of Warrant Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2/A (Registration Statement No. 333-48701, filed with the SEC on June 4, 1998)).

4.3
Form of Warrant Agreement between the Company and Continental Stock Transfer and Trust Company (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2/A (Registration Statement No. 333-48701, filed with the SEC on June 4, 1998)).

4.4
Amendment No. 1 to the Warrant Agreement between the Company and Continental Stock and Trust Company effective as of April 12, 2005 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on April 20, 2005).

4.5
Amendment No. 2 to the Warrant Agreement between the Company and Continental Stock and Trust Company effective as of December 4, 2006 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 5, 2006).

21	List of Subsidiaries (Incorporated by reference to Exhibit 21 to the Current Report on Form 8-K, filed with the SEC on June 15, 2009).*

31.1	Rule 13a– 4(a)/15d–14(a) certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Rule 13a–14(a)/15d–14(a) certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK 1 FINANCIAL GROUP, INC.

Date: October 13, 2009	/s/ Richard W. Hunt
Richard W. Hunt
Chief Executive Officer, Vice President and Chairman (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard W. Hunt	Chief Executive Officer, Vice President and Chairman	October 13, 2009
Richard W. Hunt	(Principal Executive Officer)

/s/ Michael Rakusin	Chief Financial Officer, Director	October 13, 2009
Michael Rakusin	(Principal Financial Officer)

/s/ William R. Hunt, Jr.	President and Director	October 13, 2009
William R. Hunt, Jr.

/s/ Damon Testaverde	Secretary and Director	October 13, 2009
Damon Testaverde

/s/ Richard Peters	Director	October 13, 2009
Richard Peters

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
3.1
Certificate of Incorporation of International Plastic Technologies, Inc. dated March 4, 1998 (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration Statement No. 333-48701, filed with the SEC on March 26, 1998)).

3.2
Amendment to the Certificate of Incorporation of International Plastic Technologies, Inc., dated December 7, 1998, changing the Company’s name to “International Smart Sourcing, Inc.” (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2/A (Registration Statement No. 333-48701, filed with the SEC on January 6, 1999)).

3.3
Amendment to the Certificate of Incorporation of International Smart Sourcing, Inc., dated June 26, 2000, changing the Company’s name to “CHINAB2BSOURCING.COM, INC.” (Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-QSB filed with the SEC on August 15, 2000).

3.4	Amendment to the Certificate of Incorporation of International Smart Sourcing, Inc., dated June 9, 2009, changing the Company’s name to “Network 1 Financial Group, Inc.*

3.5
By-Laws of International Plastic Technologies, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration Statement 333-48701, filed with the SEC on March 26, 1998)).

3.6
Amendment of the By-Laws of International Smart Sourcing, Inc. dated as of October 14, 2004 (Incorporated by reference to Exhibit B to the Definitive Information Statement on Schedule 14C filed with the SEC on November 15, 2004).

4.1
Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2/A (Registration Statement No. 333-48701, filed with the SEC on June 4, 1998)).

4.2
Form of Warrant Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2/A (Registration Statement No. 333-48701, filed with the SEC on June 4, 1998)).

4.3
Form of Warrant Agreement between the Company and Continental Stock Transfer and Trust Company (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2/A (Registration Statement No. 333-48701, filed with the SEC on June 4, 1998)).

4.4
Amendment No. 1 to the Warrant Agreement between the Company and Continental Stock and Trust Company effective as of April 12, 2005 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on April 20, 2005).

4.5
Amendment No. 2 to the Warrant Agreement between the Company and Continental Stock and Trust Company effective as of December 4, 2006 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 5, 2006).

21	List of Subsidiaries (Incorporated by reference to Exhibit 21 to the Current Report on Form 8-K, filed with the SEC on June 15, 2009).*

31.1	Rule 13a– 4(a)/15d–14(a) certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Rule 13a–14(a)/15d–14(a) certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.