Form 10-Q
period 2009-09-30
NETWORK 1 FINANCIAL GROUP, INC.
filed 2009-11-23
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☑

As of November 20, 2009, the Registrant had 32,435,057 shares of its Common Stock, $.001 par value, outstanding.

NETWORK 1 FINANCIAL GROUP, INC.
FORM 10-Q
SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Index to Consolidated Financial Statements

Condensed Consolidated Statement of Financial Condition	F–1

Condensed Consolidated Statements of Operations	F–2

Condensed Consolidated Statement of Equity	F–3

Condensed Consolidated Statement of Cash Flows	F–4

Notes to Condensed Consolidated Financial Statements	F–5

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
September 30, 2009 (unaudited) and June 30, 2009

	SEPTEMBER	JUNE
	2009	2009
	(unaudited)
ASSETS
Cash	$247,946	$91,882
Certificates of Deposit	-	550,942
Notes Receivable Network 1 Financial ADVISORS Inc.	100,000	100,000
Deposit with clearing organization	760,197	751,319
Due from Affiliates	49,779	46,881
Advances to Registered Representatives: net of reserve for uncollectible accounts of $ 90,100 and $90,000 respectively.	76,181	65,584
Securities held for resale, at market	64,893	84,184
Property and Equipment, net.	10,429	12,797
Other Assets	9,000	26,600
TOTAL ASSETS:	$1,318,425	$1,730,189

LIABILITIES AND EQUITY LIABILITIES
Line of Credit	$58,000	$93,000
Notes Payable	24,899	32,469
Due to clearing organization	-	17,477
Commissions Payable	62,272	41,303
Securities Sold, but not yet purchased, at market	10,151	1,215
Capital Leases payable	11,427	13,023
Warrant Liability	242,150	22,896
Accounts Payable, accrued expenses and other liabilities	170,151	249,493
TOTAL LIABILITIES	579,050	470,876

Commitments and Contingencies

EQUITY
Common Stock, $.001 par value;		-
100,000,000 shares authorized; 40,360,057 issued and 32,435,075 outstanding	40,360	40,360
Additional Paid In Capital	1,397,181	1,397,181
Treasury Stock at cost; 7,925,000 shares	(5,129)	(5,129)
Accumulated deficit	(908,037)	(388,099)
Total stockholders equity	524,375	1,044,313
Non-controlling interest	215,000	215,000
TOTAL EQUITY	739,375	1,259,313
TOTAL LIABILITIES AND EQUITY	$1,318,425	$1,730,189

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2009 and 2008
(unaudited)

	2009	2008
Revenues:
Commissions	$191,780	$278,812
Net dealer inventory gains	40,405	48,830
Investment banking	121,485	0
Interest and Dividends	11,794	21,028
Transfer fees and clearing services	6,562	5,870
Investment advisory	68,188	59,544
Other	8,674	68,608
Total Revenue	448,888	482,691

Operating Expenses:
Commissions	$265,012	135,345
Compensation and Related Expenses	183,164	176,603
Clearing Fees	56,519	52,182
Communications and data processing	25,391	45,180
Interest	5,589	23,676
Occupancy and related expenses	66,248	53,276
Office Expenses	48,740	18,229
Professional Fees	96,539	17,380
Depreciation	2,370	8,070
Total Operating Expenses	749,572	529,942

Loss from Operations	(300,684)	(47,251)

Other Income
Gain on change in derivative liability	(219,254)	-
Total Other Income	(219,254)	-

Net loss	(519,938)	(47,251)

Income attributable to non-controlling interest	-	25,872

Net loss attributable to common shareholders	$(519,938)	$(73,123)

Loss per common share (basic and diluted)	$(0.022)	$(0.002)

Weighted average common shares outstanding	23,393,529	22,018,084

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the three months ended September 30, 2009
(Unaudited)

	Preferred Stock		Common Stock		Additional	Treasury	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	paid-in-capital	Stock	Defecit	interest	Total

Balance - June 30, 2009	-	$-	40,360,057	$40,360	$1,397,181	$(5,129)	$(388,099)	$215,000	$1,259,313

Net loss							$(519,938)		$(519,938)

Balance - September 30, 2009	-	-	40,360,057	40,360	1,397,181	(5,129)	(908,037)	215,000	$739,375

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended September 30, 2009 and 2008
(unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss attributable to common shareholders	$(519,938)	$(73,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,368	10,644
Gain on change in derivative liability	219,254	-
Net income (loss) of non-controlling interest in subsidiaries	-	25,872
Changes in operating assets and liabilities
Due from clearing organization	(8,878)	2,709
Securities held for resale, at market	19,291	48,478
Advances to/from registered representatives	10,372	(34,276)
Other assets	17,600	(2,475)
Securities sold, but not yet purchased, at market	8,936	(5,577)
Due to clearing organization	(17,477)	-
Accounts Payable, accrued expenses & other Liabilities	(79,342)	92,819
TOTAL ADJUSTMENTS	172,124	138,194

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(347,814)	65,071

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to affiliated companies	(2,898)	-
Advances from affiliated companies	-	27,612
Advance to Officers	-	(141,357)
Advances From Officers	-	24,100
Proceeds from certificate of deposit	550,942	-
Repayment of Notes Payable	(7,570)	(8,381)
Repayment of Mortgage Payable	-	(5,099)
Repayment of line of credit	(35,000)	-
Repayment of capital lease	(1,596)	(1,597)
Cash contributions from owner	-	2,890
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	503,878	(101,832)

NET INCREASE (DECREASE) IN CASH	156,064	(36,761)

CASH - Beginning of Year	91,882	39,734

CASH - End of Year	$247,946	$2,973

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during year
Interest	$5,589	$11,196
Income Taxes	$644	$-

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

NOTE 1 – Basis of Presentation (Reverse Merger and Corporate Structure )

Network 1 Financial Securities, Inc. (“NETW”) was organized as a Texas corporation on March 15, 1983 and is registered as a broker-dealer with the Securities and Exchange Commission (SEC), the State of Texas and various other states. NETW is an introducing broker-dealer that clears all transactions with and for customers on a fully disclosed basis with a clearing broker. The accompanying unaudited condensed consolidated statement of operations for the three months ended September, 30 2008 consolidate the following variable interest entities (“VIEs”): Network 1 Financial Advisors, Inc, Network 1 Financial Assurance, Inc., National Financial Services Group, Inc. and Shark Rivers Investors, LLC through the companies merger date of June 9, 2009.  As of September 30, 2009, none of the assets, liabilities and results of operations of the VIEs are included as part of the consolidation.

On June 9, 2009, NETW completed a merger transaction (the “Reverse Merger”) with International Smart Sourcing, Inc. (“ISSI”), an inactive publicly registered shell corporation with no significant assets or operations. ISSI was incorporated in February 1998 in Delaware.  As a result of the Reverse Merger, NETW became a wholly owned subsidiary of ISSI and the current assets of NETW were merged with ISSI, with the exception of the following consolidated entities which have been deemed to be VIEs by NETW: Network 1 Financial Advisors, Inc., Network 1 Financial Assurance, Inc, National Financial Services Group, Inc. and Shark Rivers Investors, LLC.  NETW’s shareholders acquired control of ISSI.

Upon completion of the Reverse Merger transaction, ISSI changed its name to Network 1 Financial Group, Inc. (the “Company”).

All references to Common Stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 17.16 shares of ISSI’s Common Stock for 1 share of the acquirer's Common Stock outstanding immediately prior to the Reverse Merger as if the exchange had taken place as of the beginning of the earliest period presented.

The accompanying consolidated financial statements present on a consolidated basis the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements for the three month periods ended September 30, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended June 30, 2009 as disclosed in the Company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the pending full year ending June 30, 2010.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

NOTE 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Noncontrolling Interest

As a result of adopting FASB ASC 810-10 Consolidations – Variable Interest Entities, on July 1, 2009, we present non-controlling interests (previously shown as minority interest) as a component of equity on our Condensed Consolidated Statement of Financial Condition and Condensed Consolidated Statement of Equity.  The adoption of this guidance did not have any other material impact on our financial position, results of operations or cash flow.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

Fair Value of Financial Instruments

FASB requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments approximate fair value because of their short maturities.

In April 2009, the FASB issued provisions that require that companies also disclose the fair value of financial instruments during interim reporting periods similar to those that are currently provided annually. These pronouncements are effective for interim reporting periods ending after June 15, 2009.

On July 1, 2008, the Company adopted the provisions of Accounting Standard Codification (“ASC”) Topic 820, which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.  The Company’s adoption of ASC 820 did not have a material impact on its condensed consolidated financial statements.  Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation methods that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  The Company has categorized its financial assets and liabilities measured at fair value into a three level hierarchy in accordance with ASC 820.

Consolidation of Variable Interest Entities

ASC 810 “Consolidation” requires a variable interest entity, as defined, to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, entitled to receive a majority of the entity’s residual returns, the purpose of the entity is for the benefit of the reporting entity, or if the entity is substantially financed by the reporting entity. For these purposes, variable interests held by related parties should be consolidated with the reporting entity.

The accompanying unaudited condensed consolidated financial statements for September 30, 2008 include the following variable interest entities in accordance with the provisions of ASC 810: Network 1 Financial Advisors, Inc., Network 1 Financial Assurance, Inc., National Financial Services Group, Inc. and Shark Rivers Investors, LLC.

Network 1 Financial Advisors, Inc. provides advisory services and the in-house management of client accounts.  Network 1 Financial Assurance, Inc. acts as an agent providing life and health insurance products for certain clients on behalf of the Company.

National Financial Services Group, Inc. enters into leases and functions as the guarantor for any leases or investments on behalf of the Company.

Shark Rivers Investors, LLC is a real estate investment company that owns and operates two building facilities in New Jersey.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

The following is a summary of certain financial data for Network 1 Financial Advisors, Inc, Network 1 Financial Assurance, Inc. National Financial Services Group, Inc. and Shark Rivers Investors, LLC for the three months ended September 30, 2009 and 2008:

2009	2008

$-	$97,622
$-	$25,872
$-	$1,530,364
$-	$1,114,979

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

NOTE 3 - Recent Accounting Pronouncements

Accounting Standards Codification and GAAP Hierarchy — Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification and related disclosure requirements issued by the FASB became the single official source of authoritative, nongovernmental GAAP. The ASC simplifies GAAP, without change, by consolidating the numerous, predecessor accounting standards and requirements into logically organized topics. All other literature not included in the ASC is non-authoritative. We adopted the ASC as of September 30, 2009, which did not have any impact on our results of operations, financial condition or cash flows as it does not represent new accounting literature or requirements.   All references to pre-codified U.S. GAAP have been removed from this Form 10-Q.

Consolidation — Effective for interim and annual periods beginning after November 15, 2009, with earlier application prohibited, GAAP amends the current accounting standards for determining which enterprise has a controlling financial interest in a VIE and amends guidance for determining whether an entity is a VIE. The new standards will also add reconsideration events for determining whether an entity is a VIE and will require ongoing reassessment of which entity is determined to be the VIE’s primary beneficiary as well as enhanced disclosures about the enterprise’s involvement with a VIE. We are currently assessing the future impact these new standards will have on our results of operations, financial position or cash flows.

Transfers and Servicing – Effective for interim and annual periods beginning after November 15, 2009, GAAP eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. We are currently assessing the future impact these new standards will have on our results of operations, financial position or cash flows.

NOTE 4 - Securities Owned and Securities Sold, But Not Yet Purchased, At Market

The following table shows the market values of the Company's investment securities owned and securities sold, but not yet purchased as of September 30, 2009 and June 30, 2009, respectively:

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

	September 30, 2009		June 30, 2009

Securities:	Owned	Sold Short	Owned	Sold Short

	$64,893	$10,151	$84,184	$1,215

Securities sold, but not yet purchased commit the Company to deliver specified securities at predetermined prices. The transactions may result in market risk since, to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected in the consolidated statements of financial condition.

NOTE 5 - Due from Clearing Organization

The following represents amounts on deposit with Southwest Securities, Inc. (“Southwest”) with the Company’s clearing broker inventory account:

	September 30, 2009	June 30, 2009

Cash	$193,239	$417,034
Marketable securities	566,958	334,285
Total	$760,197	$751,319
Less: securities sold short	(10,151)	(1,215)
Total due from clearing organization	$750,046	$750,104

The marketable securities are primarily comprised of corporate stocks. Marketable securities on deposit with Southwest Securities are reflected at fair value.  The Company is required to maintain a balance of $750,000 with the clearing organization of cash and securities.

For the three months ending September 30, 2009 and 2008, the Company used the services of Southwest to clear its brokerage business. The Company incurred charges of approximately $56,519 and $52,182 under this arrangement for the three months ended September 30, 2009 and 2008, respectively.

NOTE 6 - Related Party Transactions

As of September 30, 2009 and June 30, 2009, due to (from) affiliated companies consisted of the following:

	September 30,	June 30,
	2009	2009

Legends property development (a)	$1,330	$1,330

Mainport LLC (b)	$-	$-

Network 1 Financial Advisors Inc.(c)	$108,017	$104,867

Network 1 Financial Assurance, Inc. (b)	$548	$803

National Financial Services Group (b)	$39,884	$39,881

(a)	Represents expenses paid on behalf of an affiliated company whose directors are officers and shareholders of the Company.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

(b)	Represents amounts due from an affiliated company whose officers and shareholders are officers and shareholders’ of the Company.
(c)	Represents amounts due in the form of a promissory note from an affiliated company whose officers and shareholders are officers and shareholders of the Company.

NOTE 7 - Line of Credit – Bank

The Company’s bank line of credit is payable on demand. The maximum amount the Company could borrow is $100,000, indebtedness under the line of credit provides for interest at the bank’s prime rate, plus 1.0% (approximately 5% at September 30, 2009). As of September 30, 2009 and June 30, 2009, the amount outstanding under this credit facility was $58,000 and $93,000 respectively.   As of the year ending June 30, 2009, the Company was in default of the terms of the terms of the line of credit.  Subsequent to the year end the Company negotiated a payment plan to pay down the balance to correct the default.  As of September 30, 2009, the balance due was $58,000.

Indebtedness under the credit agreement is collateralized by substantially all of the assets of the Company and an officers’ personal guarantee.

NOTE 8 - Net Capital Requirements

NETW is a registered broker-dealer and is subject to the SEC’s Uniform Net Capital Rule 15c3-1. This requires that NETW maintain minimum net capital of $100,000 and also requires that the ratio of aggregate indebtedness, as defined, to net capital, shall not exceed 15 to 1.

As of September 30, 2009 and June 30, 2009, NETW’s net capital exceeded the requirement by approximately $270,219 and $111,834, respectively.

Advances, dividend payments and other equity withdrawals are restricted by the regulations of the SEC, and other regulatory agencies are subject to certain notification and other provisions of the net capital rules of the SEC. NETW qualifies under the exemptive provisions of Rule 15c3-3 as NETW does not carry security accounts for customers or perform custodial functions related to customer securities.

NOTE 9 - Warrants and Derivative Liability

The following is additional information with respect to the Company’s warrants as of September 30, 2009:

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

WARRANTS OUTSTANDING AND EXERCISABLE

	Number of	Weighted
	Outstanding	Average	Weighted
	Shares	Remaining	Average
Exercise	Underlying	Contractual	Exercise
Price	Warrants	Life	Price

$0.20	7,657,733	0.56 years	$0.20

	7,657,733	0.56 years	$0.20

Note: The warrants’ expiration date is April 23, 2010.

In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 “Derivative and Hedging” and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company’s warrants issued in connection with the IPO do not have fixed settlement provisions because their exercise prices, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect warrant holders from potential dilution associated with future financings.  In accordance with the guidance, the warrants have been recharacterized as a derivative liability.

The derivative liability was valued using the Black-Scholes option valuation model and the following assumptions:

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

	September 30, 2009	June 30, 2009
Warrants:
Risk Free interest rate	0.4%	0.6%
Expected volatility	119.22%	103%
Expected life (in years)	.56	0.93
Expected dividend yield	0%	0%
Fair value Warrants:	$242,150	$22,896

NOTE 10- Fair Value Measurements

The financial assets of the Company measured at fair value on a recurring basis are cash, due from clearing organization, marketable securities, derivatives and debt.  The Company’s cash equivalents, due from clearing organization and marketable securities are generally classified within Level 1 of the fair  value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  The Company’s long-term investments, derivative liabilities and debt are classified within level 3 of the fair value hierarchy because they are valued using unobservable inputs, due to the fact that observable inputs are not available, or situations which there is little, if any, market activity for the asset or liability at the measurement date.

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly , for substantially the full term of the asset or liability; or

•	Level 3: Prices or valuation techniques that require inputs that require inputs that are both significant to the fair value measurement and are unobservable.

The following table sets forth the Company’s short and long term investments as of September 30, 2009, which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required, by ASC 820 (formerly SFAS No. 157), these are classified based on the lowest level of input that is significant to the fair value measurement (in thousands ):

	Level 1	Level 2	Level 3	Total
Cash	$247,946			$247,946
Due from clearing organization			760,197	760,197
Securities owned, at market values	64,893			64,893
Derivative liabilities			(242,150)	(242,150)
Line of Credit and notes payable			(82,899)	(82,899)

NOTE 11 - Subsequent Event

In accordance with FASB ASC 855 “Subsequent Events,” the Company has evaluated subsequent events through the date of filing (November 23, 2009).

Network 1 Financial Securities, Inc. requested a 30 day extension for its Rule 1017 filing until October 30, 2009, which was granted by FINRA.  On October 30, 2009 we received a letter of acceptance from FINRA.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Some of the statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are forward-looking statements, including, but not limited to, statements regarding the Company’s objectives, expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of the words “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially from those disclosed in these statements due to various risk factors and uncertainties affecting our business. We caution you not to place undue reliance on these forward-looking statements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements and we do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report. For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operation in conjunction with the audited financial statements and notes thereto set forth in our Annual Report on Form 10-K for the year ended June 30, 2009 and our other filings with the SEC.

OVERVIEW

On June 9, 2009, the Company (then known as “International Smart Sourcing, Inc.” or “ISSI”) closed certain transactions contemplated in a certain Stock Purchase Agreement dated as of March 26, 2009 (the “Agreement”) which we entered into with Network 1 Financial Securities, Inc., a privately held Texas corporation (“NETW”), and certain former shareholders of NETW. At the closing, we acquired 1,250,528 shares, or approximately 97.55%, of common stock of NETW outstanding on such date (the “Reverse Merger”). In accordance with the terms of the Agreement, we issued 21,460,622 shares of our common stock to the former shareholders of NETW, in exchange for the acquisition, by the Company, of approximately 97.55% of the outstanding common shares of NETW.

As of the closing date, the former shareholders of NETW held approximately 66% of the issued and outstanding common shares of the Company. The issuance of the 21,460,622 common shares to the former shareholders of NETW was deemed to be a reverse acquisition for accounting purposes, by ISSI of NETW, as NETW will control the post-merged company. Accordingly, NETW, the accounting acquirer entity, is regarded as the predecessor entity as of June 9, 2009.

Upon the completion of the Reverse Merger, we became the ultimate parent company of NETW and we changed our name from “International Smart Sourcing, Inc.” to “Network 1 Financial Group, Inc.” (“NETW Group,” the “Company,” “we,” “us,” or “our”).

During the quarter ended September 30, 2009, we had an increase in our investment banking and investment advisory consulting fees.  In the same period, we had a decrease in commission income and trading profits. The increase in investment banking fees was attributable to the completion of a private placement and the increase in advisory consulting fees was due to a greater number of companies seeking our services. The decrease in commissions earned in NETW’s daily transaction business was due primarily to a reduction in activity from NETW’s retail clients. The decrease in trading profits was due to increased market volatility. Overall, we experienced an increase in losses in the quarter ended September 30, 2009 compared to the same period in the prior year.

We had a loss from operations of approximately $300,684 for the quarter ended September 30, 2009, which represents an increase of $253,433 over our net loss of $47,251 in the same period in the prior year.  This increase was primarily due to increased operating expenses, which consisted of higher investment banking commissions, cost associated with being a public company, and an increase in professional fees. Management continues to seek income stabilization from consulting and investment banking fees as well as by reducing its exposure to market positions. Management believes that in order to expand its marketing and recruitment of experienced registered representatives it will need to seek additional sources of funding.

NETW had determined that the following entities were variable interest entities (“VIEs”): Network 1 Financial Advisors, Inc., Network 1 Financial Assurance, Inc., National Financial Services Group, Inc., and Shark Rivers Investors, LLC. Post-Reverse Merger, as a result of agreements executed with the VIE’s, NETW determined that it was no longer the sole source of financial support and the primary beneficiary for the VIEs. Accordingly, we deconsolidated the VIEs, effective June 9, 2009, from our financial positions and results of operations. No gain or loss was recorded upon deconsolidation as the estimated fair values of the VIEs’ net assets equaled their carrying values.

On March 12, 2009, we were notified by our bank that our outstanding credit line was in default. We were required to make certain minimum repayments of our line of credit of aggregating approximately $37,200, which amount was not remitted. Management negotiated the following repayment schedule with the bank: $15,000 due in July 2009; $10,000 due in August 2009; $10,000 due in September 2009, and the balance of $2,200 due in October 2009.  We have made all payments through October, totaling $38,000.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For a complete description of accounting policies, see Note 2 to our financial statements included in our Form 10-K for the year ended June 30, 2009.  There were no significant changes in critical accounting estimates.

Results of Operations

For the three months ended September 30, 2009 and 2008

The unaudited results of operations for the three months ended September 30, 2008 include the following VIEs in accordance with the provisions of ASC 810: Network 1 Financial Advisors, Inc., Network 1 Financial Assurance, Inc., National Financial Services Group, Inc. and Shark Rivers Investors, LLC.  Effective June 9, 2009, we deconsolidated the VIEs from our financial positions and results of operations.

For the three months ended September 30, 2009 and 2008, we generated $448,888 and $482,691 of consolidated revenue, respectively. The decrease in revenue of $33,803 in the quarter ended September 30, 2009 represents a 7.0% decrease in revenue over the corresponding period in 2008 and is due to a decrease in commission income and trading profits. The decrease in commissions earned in our daily transaction business was due primarily to a reduction in activity from our retail clients. The decrease in trading profits was due to increased market volatility.

The revenue from continuing operations minus the consolidated revenue of the VIE’s was $447,092 for the three months ended September 30, 2009 compared to $385,069 for the three months ended September 30, 2008, an increase of $62,023 or 16%.  This increase was due to increased investment banking fees. The increase in investment banking fees was attributable to the completion of a private placement and the increase in advisory consulting fees was due to a greater number of companies seeking our services.

We reported an operating loss minus the consolidated revenue of the VIE’s of $252,539 in the three months ended September 30, 2009 compared to $73,123 for the corresponding period in the prior year, which represents an increase of $179,416.  The increase in operating loss was due to an increase in commissions payable and compensation and related expenses, as well as costs associated with being a public company, including professional fees.

Our consolidated operating expenses were $749,571 and $529,942 for the quarters ended September 30, 2009 and 2008, respectively, representing an increase of $219,629 or 41% from the prior period, and represents 167% and 109% of revenue, respectively.  The increase in our expenses in 2009 is primarily due to costs associated with being a public company, an increase in commissions paid to our brokers and an increase in professional fees related to the Reverse Merger.

Interest expense was $5,589 and $23,676 for the quarters ended September 30, 2009 and 2008, respectively, a decrease of $18,087 or 76.4%. The decrease was due to a reduction in interest rates, a reduction in debt financing and the non-consolidation of the VIEs.

Our consolidated loss before non-controlling interest in subsidiaries was $300,684 and $47,251 for the three months ended September 30, 2009 and 2008, respectively. The income attributable to non-controlling interest in subsidiaries was $0.00 and $25,872 for the three months ended September 30, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash generated from operations and from short-term financing arrangements. We had $247,946 in cash and as of September 30, 2009.

We generated a deficit in cash flow from operations of $347,814 for the three months ended September 30, 2009.  Cash flows provided by financing activities for the three months ended September 30, 2009 were $503,878 comprised primarily of cash proceeds from the liquidation of certificates of deposits.

We believe that we will have available resources to meet our liquidity requirements, including debt service, for the next quarter. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to increase our borrowings, reduce or delay capital expenditures, and seek additional capital or refinance our indebtedness.  There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under revolving credit facilities.

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

Recent Accounting Pronouncements

See Note 2 of the Unaudited Condensed Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009 due to the identification of a material weakness. A material weakness is a control deficiency or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(b)   Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s first fiscal quarter of the fiscal year ending June 30, 2010 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any material legal proceedings, nor to our knowledge, are there any proceedings threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any unregistered equity securities during the three-month period covered by this quarterly report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not submitted any matters to a vote of security holders during the three-month period covered by this quarterly report.

ITEM 5. OTHER INFORMATION

On November 19, 2009, director Richard A. Peters notified the Company’s Board of Directors that he was resigning from the Board, effective immediately. Mr. Peters’ resignation from the Board was not the result of any disagreement with the Company known to an executive officer of the Company on any matter relating to the Company's operations, policies or practices.

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

NETWORK 1 FINANCIAL GROUP, INC.

November 23, 2009	/s/ Richard W. Hunt
Date	Richard W. Hunt
Chief Executive Officer, Vice-President and Chairman
Principal Executive Officer

November 23, 2009	/s/ Michael Rakusin
Date	Michael Rakusin
Chief Financial Officer
Principal Financial Officer