Form 10-Q
period 2009-12-31
NETWORK 1 FINANCIAL GROUP, INC.
filed 2010-02-24
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of February 19, 2010, the Registrant had 32,435,057 shares of its Common Stock, $.001 par value, outstanding.

NETWORK 1 FINANCIAL GROUP, INC.
FORM 10-Q
DECEMBER 31, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Index to Consolidated Financial Statements

Condensed Consolidated Statement of Financial Condition	F–1

Condensed Consolidated Statements of Operations	F–2

Condensed Consolidated Statement of Equity	F–3

Condensed Consolidated Statement of Cash Flows	F–4

Notes to Condensed Consolidated Financial Statements	F–5

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
December 31, 2009(unaudited) and June 30 2009

	DECEMBER 31,	JUNE 30,
	2009	2009
	(unaudited)
ASSETS
Cash	$56,634	$91,882
Certificates of Deposit	-	550,942
Notes Receivable Network 1 Financial Advisors Inc.	100,000	100,000
Deposit with clearing organization	750,058	751,319
Due from Affiliates	47,579	46,881
Advances to Registered Representatives: net of reserve
for uncollectible accounts of $ 90,000 and $90,100 respectively.	83,890	65,584
Securities held for resale, at market	67,390	84,184
Property and Equipment, net.	8,199	12,797
Other Assets	27,000	26,600
TOTAL ASSETS:	$1,140,750	$1,730,189

LIABILITIES AND EQUITY
LIABILITIES
Line of Credit	$55,000	$93,000
Notes Payable	22,630	32,469
Due to clearing organization	-	17,477
Commissions Payable	69,101	41,303
Securities Sold, but not yet purchased, at market	-	1,215
Capital Leases payable	9,755	13,023
Warrant Liability	32,109	22,896
Accounts Payable, accrued expenses and other liabilities	181,984	249,493
TOTAL LIABILITIES	370,579	470,876

Commitments and Contingencies

EQUITY
Common Stock, $.001 par value;		-
100,000,000 shares authorized; 40,360,057 issued and
32,435,075 outstanding	40,360	40,360
Additional Paid In Capital	1,430,088	1,397,181
Treasury Stock at cost; 7,925,000 shares	(5,129)	(5,129)
Accumulated defecit	(910,148)	(388,099)
Total stockholders equity	555,171	1,044,313
Non-controlling interest	215,000	215,000
TOTAL EQUITY	770,171	1,259,313
TOTAL LIABILITIES AND EQUITY	$1,140,750	$1,730,189

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 and 2008
(unaudited)

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues:
Commissions	$212,913	$244,799	$404,694	$523,611
Net dealer inventory gains	(15,027)	4,462	25,378	53,292
Investment banking	345,851	881,250	467,336	881,250
Interest and Dividends	14,439	15,543	26,233	36,571
Transfer fees and clearing services	6,465	10,872	13,027	16,741
Investment advisory	217,980	74,725	286,167	134,268
Other	4,947	23,180	13,621	91,788
Total Revenue	787,568	1,254,831	1,236,456	1,737,522

Operating Expenses:
Commissions	$491,276	949,720	$756,288	1,085,065
Compensation and Related Expenses	208,507	222,516	391,671	399,119
Clearing Fees	57,477	52,943	113,996	105,126
Communications and data processing	31,702	19,699	57,093	64,879
Interest	4,657	27,584	10,246	51,260
Occupancy and related expenses	11,494	64,764	77,742	118,039
Office Expenses	78,272	86,887	127,012	105,117
Professional Fees	114,106	40,808	210,645	58,188
Depreciation	2,230	8,160	4,600	16,230
Total Operating Expenses	999,720	1,473,081	1,749,292	2,003,023

Loss from Operations	(212,152)	(218,250)	(512,836)	(265,501)

Other (loss) Income
Gain on change in derivative liability	210,041	-	(9,213)	-
Total Other (loss) Income	210,041	-	(9,213)	-

Net loss	(2,111)	(218,250)	(522,049)	(265,501)

Loss attributable to non-controlling interest	-	(54,154)	-	(28,282)

Net loss attributable to common shareholders	$(2,111)	$(164,096)	$(522,049)	$(237,219)

Loss per common share (basic and diluted)	$(0.000)	$(0.007)	$(0.01)	$(0.01)

Weighted average common shares outstanding	32,435,075	22,018,084	32,435,075	22,018,084

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the six months ended December 31, 2009
(Unaudited)

			Additional	Treasury	Accumulated	Non-Controlling
	Common Stock		paid-in-capital	Stock	Defecit	interest	Total
	Shares	Amount

Balance - June 30, 2009	40,360,057	$40,360	$1,397,181	$(5,129)	$(388,099)	$215,000	$1,259,313

Capital Contribution	-	-	32,907	-	-	-	32,907

Net loss					$(522,049)		$(522,049)

Balance - December 31, 2009	40,360,057	$40,360	$1,430,088	$(5,129)	$(910,148)	$215,000	$770,171

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended December 31, 2009 and 2008
(unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss attributable to common shareholders	$(522,049)	$(237,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,598	16,230
Loss on change in derivative liability	9,213	-
Net (loss) of non-controlling interest in subsidiaries	-	28,282
Changes in operating assets and liabilities
Due from clearing organization	1,261	998
Securities held for resale, at market	49,554	49,249
Advances to/from registered representatives	(18,306)	(2,774)
Other assets	(400)	(20,619)
Securities sold, but not yet purchased, at market	(1,215)	(3,204)
Due to clearing organization	(17,477)	-
Accounts Payable, accrued expenses & other Liabilities	(67,509)	161,884
TOTAL ADJUSTMENTS	(12,483)	230,046

NET CASH (USED IN) OPERATING ACTIVITIES	(534,532)	(7,173)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to affiliated companies	(698)	-
Advances from affiliated companies	-	105,936
Advance to Officers	-	(141,357)
Advances From Officers	-	19,936
Proceeds from certificate of deposit	550,942	-
Repayment of Notes Payable	(9,839)	(17,000)
Repayment of Mortgage Payable	-	(10,374)
Repayment of line of credit	(38,000)	-
Repayment of capital lease	(3,268)	(3,231)
Cash contributions from owner	-	16,628
Capital contribution	147	-
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	499,284	(29,462)

NET (DECREASE) IN CASH	(35,248)	(36,635)

CASH - Beginning of Year	91,882	39,734

CASH - End of Year	$56,634	$3,099

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during year
Interest	$2,646	$58,547
Income Taxes	$726	$-

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(unaudited)

NOTE 1 – Basis of Presentation (Reverse Merger and Corporate Structure)

Network 1 Financial Securities, Inc. (“NETW”) was organized as a Texas corporation on March 15, 1983 and is registered as a broker-dealer with the Securities and Exchange Commission (SEC), the State of Texas and various other states. NETW is an introducing broker-dealer that clears all transactions with and for customers on a fully disclosed basis with a clearing broker. The accompanying unaudited condensed consolidated statement of operations for the  six months ended December, 31 2008 consolidate the following variable interest entities (“VIEs”): Network 1 Financial Advisors, Inc, Network 1 Financial Assurance, Inc., National Financial Services Group, Inc. and Shark Rivers Investors, LLC through the companies merger date of June 9, 2009.  As of December 31, 2009, none of the assets, liabilities and results of operations of the VIEs are included as part of the consolidation.

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

The accompanying unaudited condensed consolidated financial statements for the six month periods ended December 31, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended June 30, 2009 as disclosed in the Company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the six months ended December 31, 2009 are not necessarily indicative of the results to be expected for the pending full year ending June 30, 2010.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
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

Non-controlling Interest

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
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

The accompanying unaudited condensed consolidated financial statements for December 31, 2008 include the following variable interest entities in accordance with the provisions of ASC 810: Network 1 Financial Advisors, Inc., Network 1 Financial Assurance, Inc., National Financial Services Group, Inc. and Shark Rivers Investors, LLC.

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

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(unaudited)

The following is a summary of certain financial data for Network 1 Financial Advisors, Inc, Network 1 Financial Assurance, Inc. National Financial Services Group, Inc. and Shark Rivers Investors, LLC for the six months ended December 31, 2009 and 2008:

	2009	2008

Revenues	$-	$140,921
Net loss	$-	$(28,282)

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

NOTE 4 - Securities Owned and Securities Sold, But Not Yet Purchased, At Market

The following table shows the market values of the Company's investment securities owned and securities sold, but not yet purchased as of December 31, 2009 and June 30, 2009, respectively:

	December 31, 2009		June 30, 2009

Securities:	Owned	Sold Short	Owned	Sold Short

	$67,390	$-	$84,184	$1,215

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

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(unaudited)

NOTE 5 - Due from Clearing Organization

The following represents amounts on deposit with Southwest Securities, Inc. (“Southwest”) with the Company’s clearing broker inventory account:

	December 31, 2009	June 30, 2009

Cash	$346,147	$417,034
Marketable securities	403,911	334,285
Total	$750,058	$751,319
Less: securities sold short	-	(1,215)
Total due from clearing organization	$750,058	$750,104

The marketable securities are primarily comprised of corporate stocks. Marketable securities on deposit with Southwest Securities are reflected at fair value.  The Company is required to maintain a balance of $750,000 with the clearing organization of cash and securities.

For the six months ending December 31, 2009 and 2008, the Company used the services of Southwest to clear its brokerage business. The Company incurred charges of approximately $113,996 and $105,126 under this arrangement for the six months ended December 31, 2009 and 2008, respectively.

On December 4, 2009, Network 1 Financial Securities, Inc. (“NETW”), a wholly owned subsidiary of the Company received a letter via regular mail dated November 25, 2009 (the “Termination Letter”) from NETW’s clearing firm, Southwest Securities, Inc. (“Southwest”), stating that the Fully Disclosed Correspondent Agreement, dated as of September 27, 1990, as amended, between NETW and Southwest (the “Clearing Agreement”) was being terminated pursuant to Paragraph 12 of the Clearing Agreement.  Such termination is effective 90 days from the date of the Termination Letter (the “Termination Date”).  To date, NETW has been approved by two (2) clearing brokers and NETW believes it will enter into a new clearing agreement in the next month.  NETW has requested an extension of the Termination Date from Southwest in order to complete the due diligence necessary to enter into a new clearing agreement. NETW’s management believes that it will receive such extension.  However, in the event that NETW is unable to enter into a clearing agreement with a new clearing firm prior to the current Termination Date, or, in the event the Termination Date is extended, prior to the extended Termination Date, it could have a material adverse effect on NETW’s business and operations.

In addition, in the event that NETW is able to enter into an agreement with a new clearing firm, NETW likely will be required to put down a deposit prior to signing such new agreement.  If Southwest has not returned NETW’s deposit under the Clearing Agreement prior to the time that NETW is required to put down a deposit with its new clearing firm, NETW will be required to draw on funds from NETW’s capital, which may have an impact on NETW’s liquidity.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(unaudited)

NOTE 6 - Related Party Transactions

As of December 31, 2009 and June 30, 2009, due to (from) affiliated companies consisted of the following:

	December 31,	June 30,
	2009	2009

Legends property development (a)	$1,330	$1,330

Mainport LLC (b)	$-	$-

Network 1 Financial Advisors Inc.(c)	$107,017	$104,867

Network 1 Financial Assurance, Inc. (b)	$(652)	$803

National Financial Services Group (b)	$39,884	$39,881

(a)	Represents expenses paid on behalf of an affiliated company whose directors are officers and shareholders of the Company.
(b)	Represents amounts due from an affiliated company whose officers and shareholders are officers and shareholders’ of the Company.
(c)	Represents amounts due in the form of a promissory note from an affiliated company whose officers and shareholders are officers and shareholders of the Company.

NOTE 7 - Line of Credit – Bank

The Company’s bank line of credit is payable on demand. The maximum amount the Company could borrow is $100,000.  Indebtedness under the line of credit provides for interest at the bank’s prime rate, plus 1.0% (approximately 5% at December 31, 2009). As of December 31, 2009 and June 30, 2009, the amount outstanding under this credit facility was $55,000 and $93,000 respectively.   As of the year ending June 30, 2009, the Company was in default of the terms of the terms of the line of credit.  Subsequent to the year end, the Company negotiated a payment plan to pay down the balance to correct the default.  As of December 31, 2009, the balance due was $55,000.

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

As of December 31, 2009 and June 30, 2009, NETW’s net capital exceeded the requirement by approximately $168,302and $111,834, respectively.

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

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(unaudited)

NOTE 9 - Warrants and Derivative Liability

The following is additional information with respect to the Company’s warrants as of December 31, 2009:

WARRANTS OUTSTANDING AND EXERCISABLE

	Number of	Weighted
	Outstanding	Average	Weighted
	Shares	Remaining	Average
Exercise	Underlying	Contractual	Exercise
Price	Warrants	Life	Price

$0.20	7,657,733	0.31 years	$0.20

	7,657,733	0.31 years	$0.20

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

The derivative liability was valued using the Black-Scholes option valuation model and the following assumptions:

	December 31, 2009	June 30, 2009
Warrants:
Risk Free interest rate	0.05%	0.6%
Expected volatility	119.22%	103%
Expected life (in years)	0.31	0.93
Expected dividend yield	0%	0%
Fair value Warrants:	$32,109	$22,896

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(unaudited)

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

The following table sets forth the Company’s short and long term investments as of December 31, 2009, which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required, by ASC 820 (formerly SFAS No. 157), these are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$56,634			$56,634
Due from clearing organization			750,058	750,058
Securities owned, at market values	67,390			67,390
Derivative liabilities			(32,109)	(32,109)
Line of Credit and notes payable			(77,630)	(77,630)

NOTE 11 - Subsequent Event

In accordance with FASB ASC 855 “Subsequent Events,” the Company has evaluated subsequent events through the date of filing (February 23, 2010).

On February 8, 2010, the Company entered into a stock purchase agreement (the “Agreement”) with National Investment Managers Inc., a Florida corporation (the “Seller” and, together with the Company, the “Parties”).  Pursuant to the Agreement, the Company agreed to purchase from the Seller Complete Investment Management, Inc. of Philadelphia, a Pennsylvania corporation (the “CIM”).  The Seller is the registered and beneficial owner of all of the issued and outstanding shares of capital stock of CIM (the “Shares”).

Under the terms of the Agreement, on February 26, 2010 (the “Closing Date”), the Seller will transfer the Shares to the Company in consideration for an amount equal to $1,950,000 (the “Closing”), consisting of the following: (i) $1,400,000 in cash (the “Cash Proceeds”) less any and all indebtedness of the Company as of the Closing Date, which shall be paid by the Purchaser on the Closing Date; and (ii) $550,000, payable under a promissory note, subject to certain adjustments (the “Note” and together with the Cash Proceeds, the “Purchase Price”).

The Agreement may be terminated for any of the following reasons: (i) by either of the Parties if the Closing does not occur by the Closing Date; (ii) by the Company if it is not satisfied, in its sole discretion, with the results of its due diligence investigation; or (iii) by the Company if it is unable to obtain the consent of its lenders to finance the transactions contemplated by the Agreement.

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

During the quarter ended December 31, 2009, we had a decrease in our investment banking fees, however we experienced an increase in investment advisory consulting fees.  In the same period, we had a decrease in commission income and trading profits. The decrease in investment banking fees was attributable to the completion of an institutional financing in 2008 but no institutional financing in 2009. Our private placement investment banking showed an increase partially offsetting the reduced fees received because of no institutional financing this quarter. The increase in advisory consulting fees was due to a greater number of companies seeking our services. The decrease in commissions earned in NETW’s daily transaction business was due primarily to a reduction in activity from NETW’s retail clients. The decrease in trading profits was due to increased market volatility. Overall, we experienced an increase in losses in the quarter ended December 31, 2009 compared to the same period in the prior year.

We had a loss from operations of approximately $212,152 for the quarter ended December 31, 2009 excluding the gain on change in derivative liability of $210,041, which represents a decrease of $6,098 over our net loss of $218,250 in the same period in the prior year.  This increase was primarily due to increased operating expenses, which consisted of higher investment banking commissions, cost associated with being a public company, and an increase in professional fees. Management continues to seek income stabilization from consulting and investment banking fees as well as by reducing its exposure to market positions. Management believes that in order to expand its marketing and recruitment of experienced registered representatives it will need to seek additional sources of funding.

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

Results of Operations

For the six months ended December 31, 2009 compared to the six months ended December 31, 2008

Revenues.  Our consolidated income results for the six months ended December 31, 2009 compared to the six months ended December 31, 2008, which includes the VIEs showed a decrease in revenue of $501,066 or 29%. Total revenue for the six months ended December 31, 2009 was $1,236,456 versus $1,737,522 for the six months ended December 31, 2008, which includes the VIEs.

Excluding the VIEs, which were eliminated after the Reverse Merger, we experienced a decrease in revenue of $360,145, or 23% for the six month period ended December 31, 2009, compared to the six months ended December 31, 2008. Total revenue, excluding the VIEs, for the six month period ended December 31, 2009 was $1,236,456 versus $1,596,601 for the six months ended December 31, 2008.

The decrease in revenue for the six month period ended December 31, 2009 was due primarily to a decrease in commissions received from retail customer transactions of $118,917 or 28% and a reduction of $413,914 or 47%, in the fees earned in investment banking activities. The decrease in investment banking fees earned was attributed to fees earned from our closing of a large institutional financing in the six months ended in December 31, 2008, and we earned no institutional financing fees for the period ended December 31, 2009. We experienced an increase in revenues of $151,899 or 113%, from our investment advisory business compared to our revenues in the corresponding period ended December 31, 2008. Excluding the VIEs, the increase was $160,553, or 128% for investment advisory fees compared to our investment advisory fees in the six months ended December 31, 2008. The increase was attributed to more companies seeking our services.

Operating Expenses. Our consolidated operating expenses for the six month period ended December 31, 2009 were $1,749,292, or 141%, of revenue versus $2,003,023, or 115%, of revenue. This represents a decrease of $253,731 or 13%, over the corresponding period ended December 31, 2008, which includes the VIEs. The decrease was due to a reduction of commissions expense of $328,777; a reduction of compensation and related expenses of $7,448; a reduction of communication and data processing of $7,786; and a reduction of occupancy and related expense of $40,297. These decreases were offset by an increase of $152,457 in fees paid to professionals and an increase of $21,895 for office expenses for the six months ended December 31, 2009 compared to the corresponding period in December 31, 2008 including the VIEs.

Excluding the VIEs which were eliminated after the Reverse Merger, our expenses were $1,749,572 for the six month period ended December 31, 2009 versus $1,833,820 for the six month period ended December 31, 2008, which represents  a decrease of $84,248 or 5%. The decrease was due to a reduction in commissions expense of $328,777; and a reduction of occupancy and related expense of $17,895.  Excluding the VIEs, such expenses were offset by an increase of $152,367 for fees paid to professionals and an increase of $37,037 for office expenses for the six months ended December 31, 2009 compared to the six month period ended December 31, 2008.The increase in professional fees for the six months ended December 31, 2009 is due to the hiring of consultants for assistance in regulatory compliance and additional legal counsel.   The increase in office expenses is due to filing fees, insurance premiums for being a public company, printing and equipment repair and travel expenses.

The decrease in commissions expense is due to fewer retail customer transactions and the fact that we received commissions for the closing of an institutional financing in the six months ended December 31, 2008 but we did not close any institutional financings in the six months ended December 31, 2009. The decrease in occupancy expenses is attributed to our renegotiated lease and the exclusion of lease payments to a VIE.

Profit and Loss.  Our consolidated loss was $512,836, before adjustment for the loss of $9,213 from the change in derivative liability for the six month period ended December 31, 2009 compared to a loss of $265,501 for the corresponding period in 2008. This represents an increase in loss of $247,335 for the six months ended December 31, 2009 compared to the same period in 2008, including the VIEs.

Excluding the VIEs which were eliminated after the Reverse Merger, our loss was $512,836 before adjustment of a loss of $9,213 from the change in derivative liability, for the six month period ended December 31, 2009 versus a loss of $237,219 for the same period in 2008, representing and increase of $275,617. The losses incurred were attributed to increased office expenses, increased professional fees paid, and legal and accounting fees incurred.

For the three months ended December 31, 2009 compared to the three months ended December 31, 2008

Revenues.  Total revenue for the three months ended December 31, 2009 was $787,568 versus $1,254,831 for the three months ended December 31, 2008 which includes the VIEs.  Including the VIEs, we experienced a decrease in revenue of $467,263 or 36%, for the three months ended December 31, 2009 compared to the same period in 2008.

Excluding the VIEs, which were eliminated after the Reverse Merger, we experienced a decrease in revenue of $423,964 or 35% in the three months ended December 31, 2009, compared to the same period in 2008. Total revenue, excluding the VIEs, was $787,568 for the three month period ended December 31, 2009 compared to $1,211,532 for the same period in 2008.

The decrease in revenue for the three month period ended December 31, 2009 was due primarily to a decrease in commissions received from retail customer transactions of $31,886 or 13% and a reduction of $535,399 or 61%, in fees earned from investment banking compared to the same period in 2008. The decrease in investment banking fees earned was attributed to the closing of a large institutional financing in the three month period ended in December 31, 2008 and no similar large fee closing for the same period in 2009. We experienced an increase of $143,255 or 192% in our investment advisory business, during the three months ended December 31, 2009 compared to the same period in 2008 including the VIEs.  Excluding the VIEs, we experienced an increase of $151,909 or 230% in our investment advisory fees for the three months ended December 31, 2009 compared to the same period in 2008. The increase was attributed to more companies seeking our services.

Operating Expenses.  Our consolidated operating expenses for the three month period ended December 31, 2009 were $999,720 or 125% of revenue compared to $1,473,081, or 117% of revenue, for the same period in 2008, representing a decrease of $473,361, or 32%, which includes the VIEs. The decrease was due to a reduction of commissions expense of $458,444; a reduction of compensation and related expenses of $14,009; and a reduction of occupancy and related expense of $53,270. Such decrease expenses were offset by an increase of $73,298 in fees paid to professionals and an increase of $12,003 for communications and data processing for the three months ended December 31, 2009 compared to the same period in 2008, including the VIEs.

Excluding the VIEs which were eliminated after the Reverse Merger, our expenses were $999,720 for the three months ended December 31, 2009, versus $1,375,629 for the same period in 2008, which represents a decrease of $375,909, or 27%. The decrease was due to a reduction in commissions expense  of $458,444 and a reduction in occupancy and related expense of $35,986. Such decreased expenses were offset by an increase in fees paid to professionals of $72,298 an increase in compensation and related expenses of $23,258; and an increase in office expenses of $13,093 for the three months ending December 31, 2009 compared to the same period in 2008, excluding the VIEs.

The increase in professional fees for the three months ended December 31, 2009 is due to the hiring of consultants for assistance in regulatory compliance and additional legal counsel.  The increase in expenses for office expenses is due to filing fees, insurance premiums for being a public company, printing and equipment repair and travel expenses.

The decreases in commissions expense is due to fewer retail customer transactions and the fact that we received commissions for the closing of an institutional financing in the three months ended December 31, 2008 but we did not close any institutional financings in the three months ended December 31, 2009. The decrease in occupancy expenses is attributed to our renegotiated lease and the exclusion of lease payments to a VIE.

Profit and Loss

Our consolidated loss was $212,152 before adjustment for the gain of $210,041 from the change in derivative liability, for the three months ended December 31, 2009, compared to a loss of $218,250 for the same period in 2008.  This represents a decreased loss of $ 6,098 for the three months ended December 31, 2009, compared to the same period in 2008, including the VIEs.

Excluding the VIEs, which were eliminated after the Reverse Merger, our loss was $212,152 before adjustment for the gain of $210,041 from the change in derivative liability, for the three month period ended December 31, 2009, compared to a loss of $164,097 for the same period in 2008. This represents an increased loss of $36,690.  The losses incurred were attributed to an increase in office expenses, and increase in professional fees paid, and an increase in legal and accounting fees incurred.

LIQUIDITY AND CAPITAL RESOURCES

 Our primary source of liquidity is cash generated from operations and from short-term financing arrangements. We had $56,487 in cash as of December 31, 2009.

We generated a deficit in cash flow from operations of $534,532 for the six months ended December 31, 2009.  Cash flows provided by financing activities for the six months ended December 31, 2009 were $499,284, comprised primarily of cash proceeds from the liquidation of certificates of deposits and money market funds.

On December 4, 2009, Network 1 Financial Securities, Inc. (“NETW”), a wholly owned subsidiary of the Company received a letter via regular mail dated November 25, 2009 (the “Termination Letter”) from NETW’s clearing firm, Southwest Securities, Inc. (“Southwest”), stating that the Fully Disclosed Correspondent Agreement, dated as of September 27, 1990, as amended, between NETW and Southwest (the “Clearing Agreement”) was being terminated pursuant to Paragraph 12 of the Clearing Agreement.  Such termination is effective 90 days from the date of the Termination Letter (the “Termination Date”).  To date, NETW has been approved by two (2) clearing brokers and NETW believes it will enter into a new clearing agreement in the next month.  NETW has requested an extension of the Termination Date from Southwest in order to complete the due diligence necessary to enter into a new clearing agreement. NETW’s management believes that it will receive such extension.  However, in the event that NETW is unable to enter into a clearing agreement with a new clearing firm prior to the current Termination Date, or, in the event the Termination Date is extended, prior to the extended Termination Date, it could have a material adverse effect on NETW’s business and operations.

In addition, in the event that NETW is able to enter into an agreement with a new clearing firm, NETW likely will be required to put down a deposit prior to signing such new agreement.  If Southwest has not returned NETW’s deposit under the Clearing Agreement prior to the time that NETW is required to put down a deposit with its new clearing firm, NETW will be required to draw on funds from NETW’s capital, which may have an impact on NETW’s liquidity.

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

Recent Accounting Pronouncements

See Note 3 of the Unaudited Condensed Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009 due to the identification of a material weakness. A material weakness is a control deficiency or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(b)   Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s second fiscal quarter of the fiscal year ending June 30, 2010 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings, nor to our knowledge, are there any proceedings threatened against us.

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

ITEM 5. OTHER INFORMATION

On December 4, 2009, Network 1 Financial Securities, Inc. (“NETW”), a wholly owned subsidiary of the Company received a letter via regular mail dated November 25, 2009 (the “Termination Letter”) from NETW’s clearing firm, Southwest Securities, Inc. (“Southwest”), stating that the Fully Disclosed Correspondent Agreement, dated as of September 27, 1990, as amended, between NETW and Southwest (the “Clearing Agreement”) was being terminated pursuant to Paragraph 12 of the Clearing Agreement.  Such termination is effective 90 days from the date of the Termination Letter (the “Termination Date”).  To date, NETW has been approved by two (2) clearing brokers and NETW believes it will enter into a new clearing agreement in the next month.  NETW has requested an extension of the Termination Date from Southwest in order to complete the due diligence necessary to enter into a new clearing agreement. NETW’s management believes that it will receive such extension.  However, in the event that NETW is unable to enter into a clearing agreement with a new clearing firm prior to the current Termination Date, or, in the event the Termination Date is extended, prior to the extended Termination Date, it could have a material adverse effect on NETW’s business and operations.

In addition, in the event that NETW is able to enter into an agreement with a new clearing firm, NETW likely will be required to put down a deposit prior to signing such new agreement.  If Southwest has not returned NETW’s deposit under the Clearing Agreement prior to the time that NETW is required to put down a deposit with its new clearing firm, NETW will be required to draw on funds from NETW’s capital, which may have an impact on NETW’s liquidity.

ITEM 6. EXHIBITS

No.           Description

31.1	Rule 13a–14(a)/15d–14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Rule 13a–14(a)/15d–14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK 1 FINANCIAL GROUP, INC.

February 24, 2010	/s/ Richard W. Hunt
Date	Richard W. Hunt
Chief Executive Officer, Vice-President and Chairman
Principal Executive Officer

February 24, 2010	/s/ Michael Rakusin
Date	Michael Rakusin
Chief Financial Officer
Principal Financial Officer