Form 10-Q
period 2010-03-31
NETWORK 1 FINANCIAL GROUP, INC.
filed 2010-05-21
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 14, 2010, the Registrant had 32,435,057 shares of its Common Stock, $.001 par value, outstanding.

NETWORK 1 FINANCIAL GROUP, INC.
FORM 10-Q
March 31, 2010

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Index to Consolidated Financial Statements

Condensed Consolidated Statement of Financial Condition	F–1

Condensed Consolidated Statements of Operations	F–2

Condensed Consolidated Statement of Equity	F–3

Condensed Consolidated Statement of Cash Flows	F–4

Notes to Condensed Consolidated Financial Statements	F–5

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
March 31, 2010 (unaudited) and June 30, 2009

	March 31,	June 30,
	2010	2009
	(unaudited)
ASSETS
Cash	$4,439	$91,882
Certificates of Deposit	-	550,942
Notes Receivable Network 1 Financial ADVISORS Inc.	100,000	100,000
Deposit with clearing organization	750,068	751,319
Due from Affiliates	42,895	46,881
Advances to Registered Representatives: net of reserve for uncollectible accounts of $90,100 and $90,000 respectively.	70,958	65,584
Securities held for resale, at market	136,069	84,184
Property and Equipment, net.	6,039	12,797
Other Assets	27,000	26,600
TOTAL ASSETS:	$1,137,468	$1,730,189

LIABILITIES AND EQUITY LIABILITIES

Line of Credit	$55,000	$93,000
Notes Payable	13,143	32,469
Due to clearing organization	-	17,477
Commissions Payable	84,929	41,303
Securities Sold, but not yet purchased, at market	-	1,215
Capital Leases payable	8,159	13,023
Warrant Liability	45,847	22,896
Accounts Payable, accrued expenses and other liabilities	204,241	249,493
TOTAL LIABILITIES	411,319	470,876

Commitments and Contingencies

EQUITY
Common Stock, $.001 par value;		-
100,000,000 shares authorized; 40,360,057 issued and 32,435,075 outstanding	40,360	40,360
Additional Paid In Capital	1,430,088	1,397,181
Treasury Stock at cost; 7,925,000 shares	(5,129)	(5,129)
Accumulated deficit	(954,170)	(388,099)
Total stockholders’ equity	511,149	1,044,313
Non-controlling interest	215,000	215,000
TOTAL EQUITY	726,149	1,259,313
TOTAL LIABILITIES AND EQUITY	$1,137,468	$1,730,189

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2010 and 2009
(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues:
Commissions	$203,762	$177,960	$605,978	701,571
Net dealer inventory gains	93,250	18,724	118,627	72,016
Investment banking	198,691	231,541	666,027	1,112,791
Interest and Dividends	8,298	12,757	36,786	49,328
Transfer fees and clearing services	7,345	4,284	20,372	21,025
Investment advisory	215,538	221,049	501,706	355,317
Other	25,550	44,982	39,394	136,771
Total Revenue	752,434	711,297	1,988,890	2,448,819

Operating Expenses:
Commissions	$357,739	266,812	1,114,027	1,351,878
Compensation and Related Expenses	184,542	40,978	576,213	440,097
Clearing Fees	60,273	42,899	174,269	148,025
Communications and data processing	33,224	67,992	90,317	132,871
Interest	3,648	19,663	13,894	70,923
Occupancy and related charges	27,600	37,750	105,342	155,789
Office Expenses	23,700	136,461	150,711	241,577
Professional Fees	89,832	42,117	300,477	100,305
Depreciation	2,160	8,070	6,760	24,300
Total Operating Expenses	782,718	662,742	2,532,010	2,665,765

(Loss) Income from Operations	(30,284)	48,555	(543,120)	(216,946)

Other Income (expense)
Loss on change in derivative liability	(13,738)	-	(22,951)	-
Total Other Income (expense)	(13,738)	-	(22,951)	-

Net (loss) Income	(44,022)	48,555	(566,071)	(216,946)

Less: Income attributable to non-controlling interest	-	64,997	-	36,715

Net loss attributable to common shareholders	$(44,022)	$(16,442)	$(566,071)	$(253,661)

Loss per common share (basic and diluted)	$(0.001)	$(0.001)	$(0.017)	$(0.011)

Weighted average common shares outstanding	32,435,075	22,018,084	32,435,075	22,018,084

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the nine months ended March 31, 2010
(Unaudited)

					Additional paid-in	Treasury	Accumulated	Non- Controlling
	Preferred Stock		Common Stock		capital	Stock	Deficit	interest	Total
	Shares	Amount	Shares	Amount

Balance - June 30, 2009	-	$-	40,360,057	$40,360	$1,397,181	$(5,129)	$(388,099)	$215,000	$1,259,313

Capital Contributions					$32,907				$32,907

Net loss							$(566,071)		$(566,071)

Balance - March 31, 2010	-	-	40,360,057	40,360	1,430,088	(5,129)	(954,170)	215,000	$726,149

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended March 31, 2010 and 2009
(unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss attributable to common shareholders	$(566,071)	$(216,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,758	26,874
Loss on change in derivative liability	22,951	-
Net income of non-controlling interest in subsidiaries	-	(36,715)
Changes in operating assets and liabilities
Due from clearing organization	1,251	950
Securities held for resale, at market	(19,125)	(50,999)
Advances to/from registered representatives	38,252	(72,109)
Other assets	(400)	(5,307)
Securities sold, but not yet purchased, at market	(1,215)	(3,036)
Due to clearing organization	(17,477)	-
Accounts Payable, accrued expenses & other Liabilities	(45,252)	224,103
TOTAL ADJUSTMENTS	(14,257)	83,761

NET CASH (USED IN) OPERATING ACTIVITIES	(580,328)	(133,185)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to affiliated companies	3,986	(1,200)
Advances from affiliated companies	-	1,831
Advance to Officers	147	-
Advances From Officers	-	9,636
Proceeds from certificate of deposit	550,942	-
Proceeds from Notes Payable	-	120,000
Repayment of Notes Payable	(19,326)	(19,927)
Repayment of Mortgage Payable	-	(15,815)
Repayment of line of credit	(38,000)	-
Repayment of capital lease	(4,864)	(4,828)
Common stock sold	-	50,000
Cash contributions from owner	-	16,628
NET CASH PROVIDED BY FINANCING ACTIVITIES	492,885	156,325

NET INCREASE (DECREASE) IN CASH	(87,443)	23,140

CASH - Beginning of Year	91,882	39,734

CASH - End of Period	$4,439	$62,874

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during year
Interest	$13,805	$29,209
Income Taxes	$726	$2,222

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010
(unaudited)

NOTE 1 – Basis of Presentation (Reverse Merger and Corporate Structure)

Network 1 Financial Securities, Inc. (“NETW”) was organized as a Texas corporation on March 15, 1983 and is registered as a broker-dealer with the Securities and Exchange Commission (SEC), the State of Texas and various other states. NETW is an introducing broker-dealer that clears all transactions with and for customers on a fully disclosed basis with a clearing broker. The accompanying unaudited condensed consolidated statement of operations for the nine months ended March 31, 2009 consolidate the following variable interest entities (“VIEs”): Network 1 Financial Advisors, Inc, Network 1 Financial Assurance, Inc., National Financial Services Group, Inc. and Shark Rivers Investors, LLC through the companies’ merger date of June 9, 2009.  As of March 31, 2010, none of the assets, liabilities and results of operations of the VIEs are included as part of the consolidation.

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

Upon completion of the Reverse Merger transaction, ISSI changed its name to Network 1 Financial Group, Inc. (the “Company”).

All references to Common Stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 17.16 shares of ISSI’s Common Stock for one (1) share of the acquirer's Common Stock outstanding immediately prior to the Reverse Merger as if the exchange had taken place as of the beginning of the earliest period presented.

The accompanying consolidated financial statements present on a consolidated basis the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements for the nine month periods ended March 31, 2010 and 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended June 30, 2009 as disclosed in the Company's 10-K for that year, as filed with the SEC.

The results of the nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the pending full year ending June 30, 2010.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010
(unaudited)

NOTE 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company generally acts as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, and charges commissions based on the services the Company provides to its customers. In executing customer orders to buy or sell a security in which the Company makes a market, the Company may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The Company may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission. Mark-ups, mark-downs and commissions are generally priced competitively based on the services it provides to its customers. In each instance the commission charges, mark-ups or mark-downs, are in compliance with guidelines established by FINRA.

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
FOR THE NINE MONTHS ENDED MARCH 31, 2010
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

The accompanying unaudited condensed consolidated financial statements for March 31, 2009 include the following variable interest entities in accordance with the provisions of ASC 810: Network 1 Financial Advisors, Inc., Network 1 Financial Assurance, Inc., National Financial Services Group, Inc. and Shark Rivers Investors, LLC.

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

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010
(unaudited)

The following is a summary of certain financial data for Network 1 Financial Advisors, Inc, Network 1 Financial Assurance, Inc. National Financial Services Group, Inc. and Shark Rivers Investors, LLC for the nine months ended March 31, 2010 and 2009:

	2010	2009

Revenues	$-	$317,041
Net loss	$-	$(36,715)

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

NOTE 3 - Recent Accounting Pronouncements

In February 2010, the FASB issued FASB ASU 2010-09, Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements, which clarifies certain existing evaluation and disclosure requirements in ASC 855 related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effective immediately. The new guidance does not have an effect on the Company’s consolidated results of operations and financial condition.

In January 2010, the FASB issued FASB ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, which clarifies certain existing disclosure requirements in ASC 820 as well as requires disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal period after December 15, 2009. The Company is currently assessing the impact on its consolidated results of operations and financial condition.

In June 2009, the FASB issued new accounting guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

NOTE 4 - Securities Owned and Securities Sold, But Not Yet Purchased, At Market

The following table shows the market values of the Company's investment securities owned and securities sold, but not yet purchased as of March 31, 2010 and June 30, 2009, respectively:

	March 31, 2010		June 30, 2009

Securities:	Owned	Sold Short	Owned	Sold Short

	$99,069	$-	$84,184	$1,215

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

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010
(unaudited)

NOTE 5 - Due from Clearing Organization

The following represents amounts on deposit with the Company’s former clearing broker, Southwest Securities, Inc. (“Southwest”), in the Company’s clearing broker inventory account:

	March 31, 2010	June 30, 2009

Cash	$475,557	$417,034
Marketable securities	274,511	334,285
Total	$750,068	$751,319
Less: securities sold short	-	(1,215)
Total due from clearing organization	$750,068	$750,104

The marketable securities are primarily comprised of corporate stocks. Marketable securities on deposit with Southwest are reflected at fair value.  The Company is required to maintain a balance of $750,000 with the clearing organization of cash and securities.  On April 26, 2010, Southwest released $50,000 from the Company’s deposit and changed its deposit requirement to $700,000.  On May 3, 2010, the Company deposited $50,000 with Legent Clearing LLC.

For the nine months ending March 31, 2010 and 2009, the Company used the services of Southwest to clear its brokerage business. The Company incurred charges of approximately $174,269 and $148,025 under this arrangement for the nine months ended March 31, 2010 and 2009, respectively.

On December 4, 2009, Network 1 Financial Securities, Inc. (“NETW”), a wholly owned subsidiary of the Company, received a letter from Southwest via regular mail dated November 25, 2009 (the “Termination Letter”) stating that the Fully Disclosed Correspondent Agreement, dated as of September 27, 1990, as amended, between NETW and Southwest (the “Southwest Clearing Agreement”) was being terminated pursuant to Paragraph 12 of the Southwest Clearing Agreement, effective 90 days from the date of the Termination Letter (the “Termination Date”).  Southwest subsequently extended the Termination Date an additional ninety days to May 24, 2010.  On April 21, 2010, NETW entered into a fully executed Clearing Agreement with Legent Clearing LLC (“Legent” or the “Clearing Broker”), effective as of April 15, 2010 (the “Legent Clearing Agreement”).

Pursuant to the Legent Clearing Agreement, Legent will provide certain services to NETW (the “Services”) with respect to customer accounts (the “Accounts”) introduced by NETW to Legent.  Among other things, the Services shall include the following: (i) executing, clearing and settling securities transactions on behalf of NETW; (ii) preparing and delivering confirmations and Account statements; (iii) extending credit to Accounts; (iv) performing various cashiering functions; (v) safeguarding Account funds and securities; and (vi) maintaining books and records with respect to the Accounts.  The Legent Clearing Agreement requires NETW to put down a $100,000 deposit, which will be paid in two installments of $50,000 each, and will be taken from a portion of the deposit amount currently being held by Southwest. Southwest has released $50,000 to date.  If NETW is unable to secure further release of its deposit with Southwest upon de-conversion, NETW may be required to draw on its funds to make this additional requirement, which could affect NETW’s liquidity.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010
 (unaudited)

NOTE 6 - Related Party Transactions

As of March 31, 2010 and June 30, 2009, due to (from) affiliated companies consisted of the following:

	March 31,	June 30,
	2010	2009

Legends property development (a)	$1,330	$1,330

Mainport LLC (b)	$-	$-

Network 1 Financial Advisors Inc.(c)	$103,150	$104,867

Network 1 Financial Assurance, Inc. (b)	$(4,069)	$803

National Financial Services Group (b)	$39,884	$39,881

(a)	Represents expenses paid on behalf of an affiliated company whose directors are officers and shareholders of the Company.
(b)	Represents amounts due from an affiliated company whose officers and shareholders are officers and shareholders’ of the Company.
(c)	Represents amounts due in the form of a promissory note from an affiliated company whose officers and shareholders are officers and shareholders of the Company.

NOTE 7 - Line of Credit – Bank

The Company’s bank line of credit is payable on demand. The maximum amount the Company could borrow is $100,000.  Indebtedness under the line of credit provides for interest at the bank’s prime rate, plus 1.0% (approximately 5% at March 31, 2010). As of March 31, 2010 and June 30, 2009, the amount outstanding under this credit facility was $55,000 and $93,000 respectively.   As of the year ending June 30, 2009, the Company was in default of the terms of the terms of the line of credit.  Subsequent to the year end, the Company negotiated a payment plan to pay down the balance to correct the default.  As of March 31, 2010, the balance due was $55,000.

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

As of March 31, 2010 and June 30, 2009, NETW’s net capital exceeded the requirement by approximately $102,030 and $111,834, respectively.

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

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010
 (unaudited)

NOTE 9 - Warrants and Derivative Liability

The following is additional information with respect to the Company’s warrants as of March 31, 2010:

WARRANTS OUTSTANDING AND EXERCISABLE(1)

	Number of	Weighted
	Outstanding	Average	Weighted
	Shares	Remaining	Average
Exercise	Underlying	Contractual	Exercise
Price	Warrants	Life	Price

$0.20	7,657,733	1.56 years	$0.20

	7,657,733	1.56 years	$0.20

(1)
Effective April 8, 2010, the Board of Directors of the Company amended the Warrant Agreement to extend the expiration date of the Warrants by eighteen months, from April 23, 2010 until October 23, 2011.

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

The derivative liability was valued using the Black-Scholes option valuation model and the following assumptions:

	March 31, 2010	June 30, 2009
Warrants:
Risk Free interest rate	0.05%	0.6%
Expected volatility	130.54%	103%
Expected life (in years)	1.56	0.93
Expected dividend yield	0%	0%
Fair value Warrants:	$45,847	$22,896

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010
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

The following table sets forth the Company’s short and long term investments as of December 31, 2009, which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required, by ASC 820 (formerly SFAS No. 157), these are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Level 1	Level 2	Level 3	Total
Due from clearing organization			$750,068	$750,068
Securities owned, at market values	$99,069	-	-	$99,069
Derivative liabilities	-	-	(45,847)	(45,847)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the nine months ended March 31, 2010.

2010
Balance at beginning of year	$22,896
Additions to derivative instruments	-
Change in fair value of warrant liability	22,951

Balance at end of period	$45,847

NOTE 11 – Commitments and Contingencies

On March 31, 2010, the Company, Richard Hunt and William Hunt and an unaffiliated third party were served with a complaint for unpaid attorney’s fees in the Superior Court of New Jersey, Mercer County (Docket No. L-572-10) (the “Complaint”).  The Complaint seeks unpaid attorney’s fees in the amount of $123,307.  The Company has hired an attorney to represent the Company and Messrs. Richard and William Hunt in this matter. Both parties have agreed to submit to fee arbitration, although at this time no date has been set.  The Company continues to make payments on the outstanding invoices.

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

Under the terms of the Agreement, on February 26, 2010 (the “Closing Date”), the Seller was to transfer the Shares to the Company in consideration for an amount equal to $1,950,000 (the “Closing”), consisting of the following: (i) $1,400,000 in cash (the “Cash Proceeds”) less any and all indebtedness of the Company as of the Closing Date, which shall be paid by the Purchaser on the Closing Date; and (ii) $550,000, payable under a promissory note, subject to certain adjustments (the “Note” and together with the Cash Proceeds, the “Purchase Price”).

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

As of May 21, 2010, the Company has not consummated the Agreement, and no transfer of securities has been completed. The Company continues to explore various sources in order to secure adequate financing to complete the acquisition of CIM, although, to date, the Company has not received a commitment. There can be no assurances that the Company will be able to secure necessary funding at terms deemed favorable to the Company.

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

During the quarter ended March 31, 2010, we had a decrease in our investment banking fees, however experienced an increase in investment advisory consulting fees.  In the same period, we had a increase in commission income and trading profits. The decrease in investment banking fees was attributable to the reduce fees paid to the firm by investment banking clients verses the same period in 2008  Our investment advisory fees showed an increase partially offsetting the reduced fees received.. The increase in advisory consulting fees was due to a greater number of companies seeking our services. The increase in commissions earned in NETW’s daily transaction business was due primarily to an increase in activity from NETW’s retail clients. The increase in trading profits was due to increased market volatility. Overall, we experienced an increase in losses in the quarter ended March 31, 2010 compared to the same period in the prior year.

We had a loss from operations of approximately $30,284 for the quarter ended March 31, 2010 excluding the loss on change in derivative liability of $13,738, which represents a decrease of $78,839 over our net Income of $48,555 in the same period in the prior year.  This decrease was primarily due to increased operating expenses, which consisted of higher investment banking commissions, cost associated with being a public company, and an increase in professional fees. Management continues to seek income stabilization from consulting and investment banking fees as well as by reducing its exposure to market positions. Management believes that in order to expand its marketing and recruitment of experienced registered representatives it will need to seek additional sources of funding.

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

Results of Operations

For the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009

Revenues.  Our consolidated income results for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009, which includes the VIEs showed a decrease in revenue of $459,929 or 18.8%. Total revenue for the nine months ended March 31, 2010 was $1,988,890 versus $2,448,819 for the nine months ended March 31, 2009, which includes the VIEs.

Excluding the VIEs, which were eliminated after the Reverse Merger, we experienced a decrease in revenue of $142,888, or 6.7% for the nine month period ended March 31, 2010, compared to the nine months ended March 31, 2009. Total revenue, excluding the VIEs, for the nine month period ended March 31, 2010 was $1,988,890 versus $2,131,778 for the nine months ended March 31, 2009.

The decrease in revenue for the nine month period ended March 31, 2010 was due primarily to a decrease in commissions received from retail customer transactions of $95,593 or 14% and a reduction of $446,764 or 40.1%, in the fees earned in investment banking activities. The decrease in investment banking fees earned was attributed to fees earned from our closing of a large institutional financing in the nine months ended in March 31, 2009, and we earned no institutional financing fees for the period ended March 31, 2010. We experienced an increase in revenues of $146,389 or 41.2%, from our investment advisory business compared to our revenues in the corresponding period ended March 31, 2009. Excluding the VIEs, the increase was $286,250, or 132% for investment advisory fees compared to our investment advisory fees in the nine months ended March 31, 2009. The increase was attributed to more companies seeking our services.

Operating Expenses. Our consolidated operating expenses for the nine month period ended March 31, 2010 were $2,532,010, or 127% of revenue versus $2,665,765, or 108.8% of revenue. This represents a decrease of $133,755 or 5.0%, over the corresponding period ended March 31, 2009, which includes the VIEs. The decrease was due to a reduction of commissions expense of $237,851; a reduction of communication and data processing of $42,554; and a reduction of office expense of $90,866. These decreases were offset by an increase of $200,172 in fees paid to professionals, an increase of compensation and related expenses of $136,116 and an increase of $26,244 for clearing expenses for the nine months ended March 31, 2010 compared to the corresponding period in March 31, 2009 including the VIEs.

Excluding the VIEs, which were eliminated after the Reverse Merger, our expenses were $2,532,010 for the nine month period ended March 31, 2010 versus $2,385,438 for the nine month period ended March 31, 2009, which represents an increase of $146,572 or 6.1%. The increase was due to an increase in compensation and related expenses of $136,116; and an increase in clearing fees of $26,244 and an increase of $199,952 in professional fees.  The increases were offset with a decrease in commissions paid of $170,376 and interest expense of $15,427; a decrease of $90,866 for office expense; a decrease in communications and data processing of $7,479.  The increase in professional fees for the nine months ended March 31, 2010 is due to the hiring of consultants for assistance in regulatory compliance and additional legal counsel.

The decrease in commissions’ expense is due to fewer retail customer transactions and the fact that we received commissions for the closing of an institutional financing in the nine months ended March 31, 2009 but we did not close any institutional financings in the nine months ended March 31, 2010. The decrease in office expenses is attributed to our renegotiated lease and the exclusion of lease payments to a VIE.

Profit and Loss.  Our consolidated loss was $543,120, before adjustment for the loss of $22,951 from the change in derivative liability for the nine month period ended March 31, 2010 compared to a loss of $216,946, for the corresponding period in 2009. This represents an increase in loss of $326,174 for the nine months ended March 31, 2010 compared to the same period in 2009, including the VIEs.

Excluding the VIEs, which were eliminated after the Reverse Merger, our loss was $543,120 before adjustment of a loss of $22,951 from the change in derivative liability, for the nine month period ended March 31, 2010 versus a loss of $253,660 for the same period in 2009, representing an increase of $289,460. The losses incurred were attributed to increased office expenses, increased professional fees paid, and legal and accounting fees incurred.

For the three months ended March 31, 2010 compared to the three months ended March 31, 2009

Revenues.  Total revenue for the three months ended March 31, 2010 was $752,434 versus $711,297 for the three months ended March 31, 2010 which includes the VIEs.  Including the VIEs, we experienced an increase in revenue of $41,137, or 5.8%, for the three months ended March 31, 2010 compared to the same period in 2009.

Excluding the VIEs, which were eliminated after the Reverse Merger, we experienced an increase in revenue of $217,256 or 40.6% in the three months ended March 31, 2010, compared to the same period in 2009. Total revenue, excluding the VIEs, was $752,434 for the three month period ended March 31, 2010 compared to $535,178 for the same period in 2009.

The increase in revenue for the three month period ended March 31, 2010 was due primarily to an increase in commissions earned of $25,802; an increase in net dealer inventory gains of $74,526 and transfer fees and clearing services of $3,061. These were offset by decreases in investment banking fees of $32,850; a reduction of investment advisory fees of $5,511 and a decrease in other income of $19,432 and a decrease in interest income and dividend income of $4,459 compared to the same period in 2009. The decrease in investment banking fees earned was attributed to consolidation of an investment advisory company that saw a decrease in fees earned due to decrease of assets under management including the VIEs.  Excluding the VIEs, we experienced an increase of $125,696 or 140% in our investment advisory fees for the three months ended March 31, 2010 compared to the same period in 2009. The increase was attributed to more companies seeking our advice.

Operating Expenses.  Our consolidated operating expenses for the three month period ended March 31, 2010 were $782,718 or 104% of revenue compared to $662,742, or 93% of revenue, for the same period in 2009, representing a increase of $119,976, or 18% which includes the VIEs. The increase was due to an increase in commissions expense of $90,927; an increase in compensation and related expenses of $143,564; and an increase in clearing fee of $17,374; and an increase in professional fees of $47,715. Such increased expenses were offset by a decrease of $112,761 in office expenses; a decrease in communication and data processing of $34,768; a decrease in interest expense of  $16,015 and a decrease in depreciation expense of $5,910 for the three month ended March 31, 2010 compared to the same period in 2009, including the VIE’s.

Excluding the VIEs, which were eliminated after the Reverse Merger, our expenses were $782,718 for the three months ended March 31, 2010, versus $551,617 for the same period in 2009, which represents an increase of $231,101 or 41.9%. The increase is due to an increase in commissions’ payable of $158,401, or 79.5%; an increase in compensation and related expenses of $65,060 or 54.5%: an increase in clearing fees of $17,374 or 40.5% and an increase in professional fees of $47,585 or 112.6%. This was offset by decreases of $11,979 or 26.5% in communication and data processing; a decrease in interest expense of $3,881, or 51.5%; and a decrease in office expense of $31,099 or 56.8% for the three months ending March 31, 2010 compared to the same period in 2009, excluding the VIEs.

The increases were due to increase activity of our retail customers resulting in more commissions paid; an increase in compensation and related expenses due to an increase in investment banking and investment advisory fees and an increase in professional fees partially related to the compliance and regulatory workload associated with being public.

The decreases in expenses were due to reduction of rent, lower interest rates as well as lower balances owed to the bank in the three month ended March 31, 2010 compared to the same period in 2009.

Profit and Loss.  Our consolidated loss was $30,284 before adjustment for the loss of $13,738 from the change in derivative liability, for the three months ended March 31, 2010 compared to a profit of $48,555 prior to the adjustment of non-conforming interests of $64,997 for the same period in 2009.  This represents an increased loss of $78,839 for the three months ended March 31, 2010, compared to the same period in 2009, including the VIEs.

Excluding the VIEs, which were eliminated after the Reverse Merger, our loss was $30,284 before adjustment for the loss of $13,738 from the change in derivative liability, for the three month period ended March 31, 2010, compared to a loss of $16,439 for the same period in 2009. This represents an increased loss of $13,845.  The losses incurred were attributed to an increase in commission expense, an increase in professional fees paid and an increase in compensation and related expenses.

LIQUIDITY AND CAPITAL RESOURCES

 Our primary source of liquidity is cash generated from operations and from short-term financing arrangements. We had $4,439 in cash as of March 31, 2010.

We generated a deficit in cash flow from operations of $580,328 for the nine months ended March 31, 2010. Cash flows provided by financing activities for the nine months ended March 31, 2010 were $492,885, comprised primarily of cash proceeds from the liquidation of certificates of deposits and money market funds.

On December 4, 2009, Network 1 Financial Securities, Inc. (“NETW”), a wholly owned subsidiary of the Company, received a letter from Southwest via regular mail dated November 25, 2009 (the “Termination Letter”) stating that the Fully Disclosed Correspondent Agreement, dated as of September 27, 1990, as amended, between NETW and Southwest (the “Southwest Clearing Agreement”) was being terminated pursuant to Paragraph 12 of the Southwest Clearing Agreement, effective 90 days from the date of the Termination Letter (the “Termination Date”).  Southwest subsequently extended the Termination Date an additional ninety days to May 24, 2010.  On April 21, 2010, NETW entered into a fully executed Clearing Agreement with Legent Clearing LLC (“Legent” or the “Clearing Broker”), effective as of April 15, 2010 (the “Legent Clearing Agreement”).

Pursuant to the Legent Clearing Agreement, Legent will provide certain services to NETW (the “Services”) with respect to customer accounts (the “Accounts”) introduced by NETW to Legent.  Among other things, the Services shall include the following: (i) executing, clearing and settling securities transactions on behalf of NETW; (ii) preparing and delivering confirmations and Account statements; (iii) extending credit to Accounts; (iv) performing various cashiering functions; (v) safeguarding Account funds and securities; and (vi) maintaining books and records with respect to the Accounts.  The Legent Clearing Agreement requires NETW to put down a $100,000 deposit, which will be paid in two installments of $50,000 each, and will be taken from a portion of the deposit amount currently being held by Southwest. Southwest has released $50,000 to date.  If NETW is unable to secure further release of its deposit with Southwest upon de-conversion, NETW may be required to draw on its funds to make this additional requirement, which could affect NETW’s liquidity.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2010 due to the identification of a material weakness. A material weakness is a control deficiency or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(b)   Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s third fiscal quarter of the fiscal year ending June 30, 2010 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 31, 2010, the Company, Richard Hunt and William Hunt and an unaffiliated third party were served with a complaint for unpaid attorney’s fees in the Superior Court of New Jersey, Mercer County (Docket No. L-572-10) (the “Complaint”).  The Complaint seeks unpaid attorney’s fees in the amount of $123,307.  The Company has hired an attorney to represent the Company and Messrs. Richard and William Hunt in this matter. Both parties have agreed to submit to fee arbitration, although at this time no date has been set.  The Company continues to make payments on the outstanding invoices.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any unregistered equity securities during the three-month period covered by this quarterly report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None.

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

NETWORK 1 FINANCIAL GROUP, INC.

May 21, 2010	/s/ Richard W. Hunt
Date	Richard W. Hunt
Chief Executive Officer, Vice-President and Chairman
Principal Executive Officer

May 21, 2010	/s/ Michael Rakusin
Date	Michael Rakusin
Chief Financial Officer
Principal Financial Officer

Exhibit No.	Description

31.1	Rule 13a–14(a)/15d–14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Rule 13a–14(a)/15d–14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002