Form 10-K
period 2010-06-30
NETWORK 1 FINANCIAL GROUP, INC.
filed 2010-10-13
CIK 1057695

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
YES ☐ NO  ☑

As of December 31, 2009, approximately 32,435,057 shares of common stock were outstanding.  The aggregate market value of the common stock held by non-affiliates of the registrant, as of December 31, 2009, the last business day of the second fiscal quarter, was approximately $498,724 based on the last sale price of $0.08 for the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 32,435,057 shares of its common stock outstanding as of October 5, 2010.

TABLE OF CONTENTS

ii

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

Item 4. (REMOVED AND RESERVED).

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

	Common Stock Sale Prices
2010	High	Low
First Quarter	0.14	0.02
Second Quarter	0.05	0.02

	Common Stock Sale Prices
2009	High	Low
First Quarter	0.18	0.09
Second Quarter	0.09	0.05
Third Quarter	0.14	0.04
Fourth Quarter	0.14	0.08

	Common Stock Sale Prices
2008	High	Low
Third Quarter	0.32	0.12
Fourth Quarter	0.33	0.11

On September 29, 2010 (the most recent date that our common stock has traded), the last sale price of the common stock as reported on the OTCBB was $0.05 per share.

Holders

On October 5, 2010, there were 122 shareholders of record of our common stock.

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

Performance Graph

Not applicable.

Repurchase of Securities

We did not repurchase any of our common stock during the year ended June 30, 2010.

Recent Sales of Unregistered Securities

None.

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

During the year ended June 30, 2010, NETW investment banking fees decreased, however its investment advisory consulting fees increased.  In the same period, we had a decrease in commission income and trading profits.  The decrease in investment banking fees was attributable to institutional investments in a number of funds and the increase in advisory consulting fees was due to a greater number of companies seeking our services.  The decrease in commissions earned in NETW’s daily transaction business was due primarily to a reduction in activity from NETW’s retail clients.  The decrease in trading profits was due to increased market volatility.  Overall, NETW experienced an increase in losses in the year ended June 30, 2010 compared to the same period in the prior year.

NETW had a net loss of approximately $608,236 for the year ended June 30, 2010, which represents an increase of $234,004 from our net loss in the same period in the prior year (which was approximately $374,232), due to increased operating expenses. NETW’s management continues to seek income stabilization from consulting and investment banking fees as well as by reducing its exposure to market positions. Management believes that in order to expand its marketing and recruitment of experienced registered representatives it will need to seek additional sources of funding.

Pursuant to FASB ASC 810-10 Consolidations – Variable Interest Entities, NETW has determined that the following entities are variable interest entities (“VIEs”): Network 1 Financial Advisors, Inc., Network 1 Financial Assurance, Inc, National Financial Services Group, Inc. and Shark Rivers Investors, LLC. Post-merger, as a result of agreements executed with the VIE’s, the Company determined that it was no longer the sole source of financial support and the primary beneficiary for the variable interest entities (Network 1 Financial Advisors, Inc., Network 1 Financial Assurance, Inc, National Financial Services Group, Inc. and Shark Rivers Investors, LLC).  Accordingly, we deconsolidated the variable interest entities effective June 9, 2009 from our financial position and results of operations.  No gain or loss was recorded upon deconsolidation as the estimated fair values of variable interest entities’ net assets equaled their carrying values.  For more information regarding VIEs, see “Certain Relationships and Related Transactions, and Director Independence” on page 17.  The accompanying audited consolidated financial statements for 2009 consolidate NETW’s VIEs.

Results of Operations

For the Fiscal Years Ended June 30, 2010 and 2009

For the years ended June 30, 2010 and 2009, NETW generated $2,929,721 and $3,305,967 of consolidated revenue, respectively. The decreased revenue of $376,246 in 2010 represents a 11.4% decrease in revenue over 2009, which is the result of an decrease in investment banking fees earned from private placements and institutional investments in funds.

NETW’s consolidated operating expenses were $3,535,550 and $3,764,792 for the years ended June 30, 2010 and 2009, a decrease of $229,242, or 6.1% from the prior period, and represent 121% and 114% of revenue, respectively. The increase in NETW’s expenses is primarily due to an increase in commissions related to change in the mix of product fees experienced and professional fees related to being a public company.

Loss from operations was $607,301 and $458,825 for the years ended June 30, 2010 and 2009, and represents 20% and 14% of revenue, respectively.

Interest expense was $19,021 and $93,068 for the years ended June 30, 2010 and 2009, respectively, a decrease of $74,047 or 79%. The decrease was due to a reduction of interest rates and a reduction in debt financing.

NETW’s consolidated loss was $608,236 and $374,232 for the years ended June 30, 2010 and 2009, respectively. The income attributable to non-controlling interest in subsidiaries was $0 and $19,305 for 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash generated from operations and from short-term financing arrangements. We had $2,635 in cash as of June 30, 2010 and $91,882 in cash and $550,942 in certificates of deposit as of June 30, 2009. We believe that we will need capital investment in order to meet our liquidity requirements, including debt service, for the next twelve months. Our cash flow from operations is currently insufficient to fund our debt service and other obligations.  As a result, we have decreased our borrowings, reduced or delayed capital expenditures, and are seeking additional capital. There can be no assurance, however, that we will return generating cash flows sufficient to meet our obligations.

We generated a deficit in cash flow from operations of $615,021 for the year ended June 30, 2010.  Cash flows provided by financing activities for the year ended June 30, 2010 were $525,773.

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

Principles of Consolidation and Basis of Presentation: FASB ASC 810-10 Consolidations – Variable Interest Entities requires a variable interest entity, as defined, to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, entitled to receive a majority of the entity’s residual returns, the purpose of the entity is for the benefit of the reporting entity, or if the entity is substantially financed by the reporting entity. For these purposes, variable interests held by related parties should be consolidated with the reporting entity.

The accompanying consolidated financial statements for 2009 (through the date of the reverse merger) include the following variable interest entities in accordance with the provisions of FASB ASC 810-10 Consolidations – Variable Interest Entities: Network 1 Financial Advisors, Inc., Network 1 Financial Assurance, Inc, National Financial Services Group, Inc. and Shark Rivers Investors, LLC.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements
Page
Report of Independent Registered Public Accounting Firm	F–1

Consolidated Statements of Financial Condition	F–2

Consolidated Statements of Operations	F–3

Consolidated Statements of Stockholders’ Equity	F–4

Consolidated Statements of Cash Flows	F–5

Notes to Consolidated Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Network 1 Financial Group, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of Network 1 Financial Group, Inc and Subsidiaries (the “Company”) as of June 30, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network 1 Financial Group, Inc, and Subsidiaries as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2010 in conformity with United States generally accepted accounting principles.

/s/ RBSM LLP

New York, New York
October 13, 2010

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
JUNE 30, 2010 and 2009

	2010	2009
ASSETS
Cash	$2,635	$91,882
Certificates of Deposit	-	550,942
Notes Receivable from Affiliates	90,212	100,000
Deposit with clearing organization	685,612	751,319
Due from Affiliates	42,764	46,881
Advances to Registered Representatives: net of reserve
for uncollectible accounts of $90,000	76,286	65,584
Securities held for resale, at market	152,025	84,184
Property and Equipment, net.	3,878	12,797
Other Assets	28,433	26,600

TOTAL ASSETS:	$1,081,845	$1,730,189

LIABILITIES AND EQUITY

LIABILITIES
Line of Credit	$55,000	$93,000
Notes Payable	12,966	32,469
Due to affiliates	2,413	-
Due to clearing organization	-	17,477
Commissions Payable	51,128	41,303
Securities Sold, but not yet purchased, at market	-	1,215
Capital Leases payable	7,626	13,023
Warrant Liability	23,831	22,896
Accounts Payable, accrued expenses and other liabilities	223,484	249,493
Bank Overdraft	21,413	-

TOTAL LIABILITIES	397,861	470,876

Commitments and Contingencies

EQUITY

Common Stock, $.001 par value;
100,000,000 shares authorized; 40,360,057
issued and 32,435,075 outstanding, respectively	40,360	40,360

Additional Paid In Capital	1,430,088	1,397,181

Treasury Stock at cost; 7,925,000 shares	(5,129)	(5,129)

Accumulated (Deficit) Earnings	(996,335)	(388,099)

TOTAL STOCKHOLDERS EQUITY	468,984	1,044,313
Non-controlling interest	215,000	215,000
TOTAL EQUITY	683,984	1,259,313
TOTAL LIABILITIES AND EQUITY	$1,081,845	$1,730,189

(the accompanying notes are an integral part of these consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30, 2010 and 2009

	2010	2009
Revenues:
Commissions	$920,368	$1,116,208
Net dealer inventory gains	28,619	76,733
Investment banking	1,244,780	1,593,112
Interest and dividends	37,761	57,262
Transfer fees and clearing services	27,242	33,469
Investment advisory	649,459	293,823
Other	21,492	135,360
Total Revenue	2,929,721	3,305,967

Operating Expenses:
Commissions	1,643,558	1,899,214
Compensation and related expenses	694,869	562,218
Clearing Fees	260,680	201,844
Communications and data processing	116,450	151,723
Interest	19,021	93,068
Occupancy and related expenses	133,621	271,109
Office expenses	298,930	394,630
Professional fees	360,974	178,932
Depreciation	8,919	12,054
Total Operating Expenses	3,537,022	3,764,792

Loss from Operations	(607,301)	(458,825)

Other Income
Loss (Gain) on change in derivative liability	935	(84,593)
Total Other Income	935	(84,593)

Net loss	(608,236)	(374,232)

Preferred stock dividends	-	4,300
Income attributable to non-controlling interest	-	19,305

Net loss attributable to common shareholders	$(608,236)	$(397,837)

Loss per common share (basic and diluted)	$(0.015)	$(0.017)

Weighted average common shares outstanding	40,360,057	23,393,529

(the accompanying notes are an integral part of these consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2010 and 2009

			Additional	Treasury	Accumulated	Non-Controlling
	Common Stock		Pain in Capital	Stock	Earnings (Defecit)	Interest	Total
	Shares	Amount

Balance - June 30, 2008	29,943,084	29,943	541,117	(5,129)	9,738	483,504	1,144,173

Sales of common stock	1,716,125	1,716	98,284				100,000

Common stock issued to ISSI’s shareholders in June 2009	8,700,848	8,701	757,780				766,481

Deconsolidation of variable interest entities						(372,809)	(372,809)

Income attributable to non-controlling interest						19,305	19,305

Preferred dividends					(4,300)		(4,300)

Net loss					(393,537)		(393,537)

Balance - June 30, 2009	40,360,057	$40,360	$1,397,181	$(5,129)	$(388,099)	$130,000	$1,259,313

Capital Contributions			32,907				32,907

Net Loss					(608,236)		(608,236)

Balance - June 30, 2010	40,360,057	$40,360	$1,430,088	$(5,129)	$(996,335)	$130,000	$683,984

(the accompanying notes are an integral part of these consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended June 30, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(608,236)	$(374,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,920	12,054
Gain on change in derivative liability	935	(84,591)
Net income (loss) of non-controlling interest in subsidiaries		(19,305)
Allowance for officer advances		106,922
Changes in operating assets and liabilities
Due from clearing organization	65,707	2,596
Securities held for resale, at market	(34,934)	(26,677)
Advances to/from registered representatives	(10,702)	(17,003)
Other assets	(1,833)	-
Commissions payable	9,825	(16,217)
Securities sold, but not yet purchased, at market	(1,215)	(4,677)
Due to clearing organization	(17,477)	17,477
Accounts Payable, accrued expenses and other Liabilities	(26,011)	94,480
TOTAL ADJUSTMENTS	(6,785)	65,059

NET CASH (USED IN) OPERATING ACTIVITIES	(615,021)	(309,173)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of line of credit	(38,000)	-
Cash bank overdraft	21,413	-
Cash from certificate of deposit	550,942	-
Cash acquired in acquisition	-	197,054
Cash proceeds from issuance of stock	-	100,000
Net Advances from affiliated companies	16,318	111,443
Advance to Officers	-	(59,199)
Advances repaid from Officers	-	58,134
Cash Contribution from owner in non-controlling interest	-	21,229
Repayment of Notes Payable	(19,503)	(34,979)
Repayment of Mortgage Payable	-	(21,599)
Preferred dividends paid	-	(4,300)
Repayment of capital lease	(5,397)	(6,462)
NET CASH PROVIDED BY FINANCING ACTIVITIES	525,773	361,321

NET INCREASE (DECREASE) IN CASH	(89,248)	52,148

CASH - Beginning of Year	91,882	39,734

CASH - End of Year	$2,635	$91,882

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during year
Interest	$19,020	$30,950
Income Taxes	$725	$2,222

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES

Shares issued related to assumption of net assets (excluding cash)
acquired with reverse merger	$-	$566,732

(the accompanying notes are an integral part of these consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 1 – Basis of Presentation (Reverse Merger and Corporate Structure)

Network 1 Financial Securities, Inc. (the "Company" or "NETW") was organized as a Texas corporation on March 15, 1983 and is registered as a broker-dealer with the Securities and Exchange Commission (SEC), the State of Texas and various other states. The Company is an introducing broker-dealer that clears all transactions with and for customers on a fully disclosed basis with a clearing broker. The accompanying consolidated statement of operations for 2009 consolidate, the following variable interest entities: Network 1 Financial Advisors, Inc, Network 1 Financial Assurance, Inc., National Financial Services Group, Inc. and Shark Rivers Investors, LLC through the companies merger date of June 9, 2009.  As of June 30, 2009, none of the assets or liabilities of the VIE’s are included as part of the Reverse Merger.

On June 9, 2009, the Company completed a merger transaction with, International Smart Sourcing, Inc. (“ISSI”) an inactive publicly registered shell corporation with no significant assets or operations.  ISSI was incorporated in February 1998 in Delaware.  As a result of the Reverse Merger, NETW became a wholly owned subsidiary of ISSI, with the exception of the following consolidated entities which have been deemed to no longer be variable interest entities (“VIEs”) by NETW: Network 1 Financial Advisors, Inc., Network 1 Financial Assurance, Inc., National Financial Services Group, Inc. and Shark Rivers Investors, LLC. The Network 1 Financial Securities, Inc. Shareholders acquired control of ISSI.

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

Upon the closing date of the Reverse Merger, through its wholly owned subsidiary, NETW, the Company commenced the business of providing broker-dealer services. NETW is registered as a broker-dealer with the SEC, 40 states and Puerto Rico. NETW is an introducing broker-dealer that clears all transactions with and for customers on a fully disclosed basis with its clearing broker, Southwest Securities, a NYSE member firm. NETW is a member of the Financial Industry Regulatory Authority (“FINRA”), the Securities Investor Protection Corporation (“SIPC”) and NASDAQ.

The Company’s customer base is made up primarily of individual investors. The Company generates income from transactional business, mutual fund sales, business consulting fees, finder’s fees, annuity sales, register representative investment advisor fees, fees for providing investment banking services, placement agent fees for capital raises, bond transactions, and underwriting fees and concessions.

The Company competes with other broker-dealers by offering services to small and microcap public companies which we believe are significantly underserved by the investment community. These companies may have little or no analysts following their growth and may be shut out of the capital markets due to their size and current market cap. Many of our competitors are larger and have substantially more capital resources than us, and could potentially enter our market space.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

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

Consolidation of Variable Interest Entities

FASB ASC 810-10 Consolidations – Variable Interest Entities requires a variable interest entity, as defined, to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, entitled to receive a majority of the entity’s residual returns, the purpose of the entity is for the benefit of the reporting entity, or if the entity is substantially financed by the reporting entity. For these purposes, variable interests held by related parties should be consolidated with the reporting entity.

The accompanying consolidated financial statements for 2009 (through the date of the reverse merger) include the following variable interest entities in accordance with the provisions of FASB ASC 810-10 Consolidations – Variable Interest Entities: Network 1 Financial Advisors, Inc., Network 1 Financial Assurance, Inc, National Financial Services Group, Inc. and Shark Rivers Investors., LLC.

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

The following is a summary of certain financial data for Network 1 Financial Advisors, Inc, Network 1 Financial Assurance, Inc. National Financial Services Group, Inc. and Shark Rivers Investors, LLC as of June 30, 2009:

2009(*)

Revenues	$345,545
Net income	$19,305
Total assets	$1,529,085
Total liabilities	$1,108,021

*Through the merger date of June 9, 2009

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

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

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long lived assets, including property and equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the asset’s estimated future cash flows (discounted and with interest charges). If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets. Based on its assessments, the Company did not incur any impairment charges for the years ended June 30, 2010 and 2009.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2010AND 2009

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

The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures up to $250,000 at each institution. At times such amounts may exceed the FDIC limits. At June 30, 2010 and 2009, the uninsured cash bank balance was approximately $0 and $0, respectively. The Company believes it is not exposed to any significant credit risks for cash.

Advances to Registered Representatives

The Company extends unsecured credit in the normal course of business to its registered representatives. The determination of the amount of uncollectible accounts is based on the amount of credit extended and the length of time each receivable has been outstanding, as it relates to each individual registered representative. The allowance for uncollectible amounts reflects the amount of loss that can be reasonably estimated by management and is included as part of operating expenses in the accompanying consolidated statements of operations. As of June 30, 2010 and 2009, the Company has reserved approximately $90,000, respectively for any potential non-collection.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were deemed to be nominal during each of the reporting periods.

Non-controlling Interest

As a result of adopting FASB ASC 810-10 Consolidations – Variable Interest Entities, on July 1, 2009, we present non-controlling interests (previously shown as minority interest) as a component of equity on our Consolidated Statement of Financial Condition and Consolidated Statement of Equity. The adoption of this guidance did not have any other material impact on our financial position, results of operations or cash flow.

Income Taxes

In accordance with ASC 740, “Income Taxes,” The Company accounts for income taxes under the liability method. Deferred income tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. The Company periodically assess whether it is more likely than not that they will generate sufficient taxable income to realize the deferred tax assets. The Company records a valuation allowance, as necessary, to reduce the deferred tax assets to the amount of future tax benefit that The Company estimates is more likely than not to be realized. The Company believes that their estimates are reasonable; however, the final outcome of tax matters may be different from than the estimates reflected in their consolidated financial statements.

The Company’s income tax provisions are based on assumptions and calculations which will be subject to examination by various tax authorities. The Company records tax benefits for positions that they believe are probable of being sustained under such examinations. Regularly, the Company assesses the potential outcome of such examinations to determine the adequacy of their income tax accruals. The Company adjusts their income tax provision during the period in which they determine that the actual results of the examinations may differ from their estimates. Changes in tax laws and rates are reflected in their income tax provision in the period in which they occur.

In June 2006, the FASB issued ASC 740 “Income Taxes” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of ASC 740 as required. As a result of implementing ASC 740 there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s financial statements for the year ending June 30, 2010.

Net Loss per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”).  Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants.

For the years ended June 30, 2010 and 2009, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

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

NOTE 4 - Securities Owned and Securities Sold, But Not Yet Purchased, At Market

The following table shows the market values of the Company's investment securities owned and securities sold, but not yet purchased as of June 30, 2010 and 2009, respectively:

	June 30, 2010		June 30, 2009
		Securities Sold		Securities Sold
	Securities	but not yet	Securities	but not yet
	Owned	Purchased	Owned	Purchased
Securities	$152,025	$-	$84,184	$1,215

Securities sold, but not yet purchased commit the Company to deliver specified securities at predetermined prices. The transactions may result in market risk since, to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected in the consolidated statements of financial condition.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

NOTE 5 - Due from Clearing Organization

The following represents amounts on deposit with Southwest Securities, Inc. (“Southwest”) and Legent Clearing LLC (“Legent”) with the Company’s clearing broker inventory account:

	Southwest	Legent	Total
Cash	$392,033	$50,000	$442,033
Marketable securities, net of fair value adjustments	243,579	-	243,579
	$635,612	$50,000	$685,612

The marketable securities are primarily comprised of corporate stocks. Marketable securities on deposit with Southwest Securities are reflected at fair value. The Company was required to maintain a balance of $750,000 with Southwest of cash and securities but as of April 27, 2010 the balance requirement was reduced to $700,000 pursuant to the Clearing Agreement with Legent.

On December 4, 2009, the Company received a letter from Southwest dated November 25, 2009 (the “Termination Letter”) stating that the Fully Disclosed Correspondent Agreement, dated as of September 27, 1990, as amended, between the Company and Southwest (the “Southwest Clearing Agreement”) was being terminated effective 180 days from the date of the Termination Letter (the “Termination Date”).  Southwest subsequently extended the termination date by an additional ninety days to May 24, 2010.

On April 21, 2010, the Company entered into a fully executed Clearing Agreement with Legent, effective as of April 15, 2010 (the “Legent Clearing Agreement”). Pursuant to the Legent Clearing Agreement, Legent will provide certain services to the Company with respect to customer accounts (the “Accounts”) introduced by the Company to Legent.  Among other things, the Services shall include the following: (i) executing, clearing and settling securities transactions on behalf of the Company; (ii) preparing and delivering confirmations and Account statements; (iii) extending credit to Accounts; (iv) performing various cashiering functions; (v) safeguarding Account funds and securities; and (vi) maintaining books and records with respect to the Accounts.  The Legent Clearing Agreement requires NETW to put down a $100,000 deposit, which will be paid in two installments of $50,000 each, and will be taken from a portion of the deposit amount currently being held by Southwest. Southwest has released $50,000 to date.

The Company along with Southwest and Legent entered into an agreement to begin the transfer from Southwest to Legent of all customer accounts introduced by the Company on August 13, 2010.  As of October 8, 2010, the Company had $25,000 on deposit with Southwest and $350,000 with Legent.

For the year ended June 30, 2010 and 2009, the Company used the services of Southwest to clear its brokerage business.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 6 - Related Party Transactions

As of June 30, 2010, due to (from) affiliated companies consisted of the following:

	June 30,
	2010	2009

Legends property development (a)	$1,330	$1,330

Network 1 Financial Advisors Inc.(c)	$91,362	$104,867

Network 1 Financial Assurance, Inc. (b)	$400	$803

National Financial Services Group (b)	$39,884	$39,881

(a)	Represents expenses paid on behalf of an affiliated company whose directors’ are officers and shareholders’ of the Company.
(b)	Represents amounts due from an affiliated company whose officers and shareholders are officers and shareholders’ of the Company.
(c)	Represents amounts due in the form of a promissory note from an affiliated company whose officers and shareholders are officers and shareholders’ of the Company.

NOTE 7 - Property and Equipment

Property and equipment, net, consists of the following:

	June 30,
	2010	2009
Computer equipment	$115,363	$115,363
Furniture and fixtures	31,251	31,251

Total	146,614	146,614
Less: accumulated depreciation	(142,736)	(133,817)

Property and Equipment - Net	$3,878	$12,797

Depreciation expense for the years ended June 30, 2010 and 2009 was approximately $8,920 and $12,054, respectively.

NOTE 8 - Capital Lease Obligation

As of June 30, 2010, the Company has equipment under a capital lease expiring in August 2012. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is included in property and equipment and is amortized over the estimated life of the asset.  The interest rate under the lease is 6.60% and is imputed based on the lessor’s implicit rate of return.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

Capital lease is payable in monthly installments of $532, including interest through August 2012 secured by office equipment with a cost of $22,570.

At June 30, 2010, annual minimum future lease payments under the capital lease are as follows:

June 30,	Amount

2011	$6,387

2012	1,239
Total minimum lease payments	$7,626

NOTE 9 - Line of Credit

The Company’s bank line of credit is payable on demand. The maximum amount the Company could borrow is $100,000, indebtedness under the line of credit provides for interest at the bank’s prime rate, plus 1.0%. As of June 30, 2010 and 2009, the amount outstanding under this credit facility was $55,000 and $93,000, respectively.   Indebtedness under the credit agreement is collateralized by substantially all of the assets of the Company and an officers’ personal guarantee.

NOTE 10 - Notes Payable

Notes payable include settlement agreements entered into with the NASD in July 2007 and May 2010, for monetary sanctions imposed against certain employees who are officers and shareholders of the Company and the Company, respectively (See Note 18). As of June 30, 2010, notes payable consists of as follows:

	June 30,
	2010	2009
Note payable to FINRA in monthly installments of $900 per month including interest at a rate of 11.25% through August 2009.	$-	$280

Note payable to FINRA in monthly installments of $2,500 per month including interest at a rate of 11.25% through August 2010.	5,966.	32,189
Note payable to FINRA in monthly installments of $500. per month including interest at a rate of 6.25% through August 2011	7,000	-
Total notes payable	$12,966	$32,469

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

Maturities of long-term debt at June 30, 2010 for the next two years and in the aggregate are follows:

Fiscal Year Ending
June 30,	Amount
2011	$11,966
2012	1,000
$12,966

NOTE 11 - Income Taxes

As of June 30, 2010, the Company had net operating loss carryforwards available to offset future taxable income of approximately $ 1.8 million. As a result of the Reverse Merger, the amount of prior years’ net operating loss carryforwards available to be utilized was significantly reduced due to the change in control provisions of Section 382 of the Internal Revenue Code. These net operating losses which, if not utilized, expire in 2030. At June 30, 2010 the Company has a deferred tax asset, which consists primarily of temporary differences relating to net operating losses. Deferred income taxes reflect the net tax effects of operating loss and tax credit carryforwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized.

A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates the length of carryback and carryforward periods, and expectations of future profits, etc.

The Company believes that uncertainty exists with respect to future realization of the deferred tax assets and has established a valuation allowance for the full amount as of June 30, 2010.

NOTE 12 - Benefit Contribution Plan

The Company sponsors a 401(k) profit sharing plan that covers substantially all of its employees. The plan provides for a discretionary annual contribution, and is allocated in proportion to compensation. In addition, each participant may elect to contribute to the Plan by way of a salary deduction. An employee becomes fully vested in the Company’s contribution after 6 years. A participant is fully vested in their own contributions. For the years ended June 30, 2010 and 2009, the Company made no discretionary contributions to the Plan.

NOTE 13 - Net Capital Requirements

NETW, a subsidiary of the Company, is a registered broker-dealer and is subject to the SEC’s Uniform Net Capital Rule 15c3-1. This requires that NETW maintain minimum net capital of $100,000 and also requires that the ratio of aggregate indebtedness, as defined, to net capital, shall not exceed 15 to 1.

As of June 30, 2010 and 2009, NETW’s net capital exceeded the requirement by approximately $94,237 and $111,834 respectively.

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

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 14 - Deconsolidation of Variable Interest Entity

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

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2010AND 2009

NOTE 15 - Non-Controlling Interest in Subsidiaries

Through the merger date of June 9, 2009, non-Controlling interest represents one hundred percent (100%) of the equity from the four (4) variable interest entities that are beneficially-owned by the Company’s stockholders.

Network 1 Financial Securities, Inc. (“NETW”) exchanged substantially all it’s Common Stock in accordance with the reverse merger.  However, NETW’s  Series A preferred stock remained outstanding.    As of June 30, 2010 and 2009, NETW had 1,000,000 shares authorized, of 8% Series A preferred stock $1.00 par value, and 215,000 shares are outstanding.

The Series A preferred stock is redeemable at the option of the Company’s Board of Directors at 125% of the issuance price plus any dividends earned but unpaid and after one year outstanding. The Series A preferred stock is non-voting and non-cumulative. Of the 215,000 shares issued, 130,000 shares are owned by National Financial Services Group, Inc., an affiliated Company, whose officers and shareholders’ are officers and shareholders of the Company. Accordingly, the value of these shares has been eliminated as of June 30, 2008.  The preferred stock shareholders are entitled to a bonus dividend at the discretion of the board of directors based on the profitability of the firms market making investment activities minus certain deductions. No bonus dividends were declared for the years ended June 30, 2010 and 2009.

NOTE 16 –Warrants and Derivative Liability

The following is additional information with respect to the Company’s warrants as of June 30, 2010:

WARRANTS OUTSTANDING AND EXERCISABLE
	Number of	Weighted
	Outstanding	Average	Weighted
	Shares	Remaining	Average
Exercise	Underlying	Contractual	Exercise
Price	Warrants	Life	Price
$0.20	7,657,733	1.31 years	$0.20
	7,657,733	1.31 years	$0.20

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

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

The derivative liability was valued using the Black-Scholes option valuation model and the following assumptions:

	June 30, 2010	June 9, 2009
Warrants:
Risk-free interest rate	0.6%	0.6%
Expected volatility	103%	103%
Expected life (in years)	0.93	0.93
Expected dividend yield	0%	0%

Fair value:
Warrants	$23,831	$22,896

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

NOTE 17 - Stockholders’ Equity

Common Stock

On December 8, 2004, we filed a Certificate of Amendment to our Certificate of Incorporation increasing the total number of authorized shares to 101,000,000, consisting of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock.

On November 26, 2008, the Company sold 429,031 shares of its Class A common stock to Network 1 Financial Advisors, Inc. for gross proceeds of $50,000.

On February 6, 2009, the Company sold 429,031 shares of its Class A common stock to an investor for gross proceeds of $50,000.

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

Preferred Stock

The Board of Directors of the Company is authorized, without further action of the shareholders of the Company, to issue up to 1,000,000 shares of Preferred Stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any series or the designation of such series. As of June 30, 2010, there were no shares of preferred stock issued and outstanding.

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010AND 2009

NOTE 18 - Commitments and Contingencies

Litigation

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company currently is not involved in any legal proceedings which are not in the ordinary course of business.

Enforcement Actions

In July 2007, the Company entered into a settlement agreement with the NASD for monetary sanctions imposed against certain employees who are officers and shareholders of the Company. The monetary sanctions amounted in the aggregate to $129,900. The term of the settlement agreement allowed the Company to follow an installment arrangement. Principal terms of the arrangement required a down payment of 25%. The remaining balance is to be paid over a term ranging from 24 to 36 months. Interest is to be paid at a rate of approximately 11.25% per annum (See Note 10).

In April 2010, the Company entered into a settlement agreement with the NASD for monetary sanctions imposed on the Company. The monetary sanctions amounted in the aggregate to $10,000. The term of the settlement agreement allowed the Company to follow an installment arrangement. Principal terms of the arrangement required a down payment of 25%. The remaining balance is to be paid over a term of 16 months. Interest is to be paid at a rate of approximately 6.25% per annum (See Note 10).

Regulatory Approvals Required

NETW was required to file with the Financial Industry Regulatory Authority (“FINRA”), an application pursuant to FINRA Rule 1017 (the “1017 Application”) to obtain approval for the sale of up to one hundred percent (100%) of NETW. NETW filed the initial 1017 Application on February 6, 2009, subsequently withdrew the 1017 Application and re-filed the 1017 application on April 2, 2009. FINRA approved the 1017 Application on October 30, 2009.

As a registered broker-dealer, we are subject to the SEC’s ongoing Uniform Net Capital Rule 15c3-1. This requires that we maintain minimum net capital of $100,000 and also requires that the ratio of aggregate indebtedness, as defined, to net capital, shall not exceed 15 to 1.

Lease Commitments

The Company leases its corporate office facility under an operating lease expiring in June 2012. Additional rent is payable for increases in real estate taxes and operating expenses over base period amounts. Under the terms of the lease, the Company has the option to cancel the lease provided a minimum of four months written notice is given to the landlord.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

Minimum future annual rental payments are approximately as follows:

Year Ending	Amount

2011	$108,000

2012	108,000
Total	$216,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. Rent expense for the years ended June 30, 2010 and 2009 was approximately $121,200 and $114,000 respectively.

NOTE 19 – Fair Value Measurements

ASC 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following three levels of inputs that may be used:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The table below summarizes the fair values of our financial assets that are measured on a recurring basis at fair value as of June 30, 2010:

	Level 1	Level 2	Level 3	Total
Due from clearing organization	$243,579	-	-	$243,579
Securities owned, at market values	152,025	-	-	152,025
Total Assets	$395,604	-	-	$395,604

Derivative liabilities	$-	-	23,831	$23,831
Total Liabilities	$-	-	23,831	$23,831

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 Financial Liabilities (derivative liabilities) for the year ended June 30, 2010.

Balance at beginning of year	$22,896
Change in fair value of derivative liabilities	935
Balance at end of year	$23,831

NOTE 20 - Subsequent Event

NETW along with Southwest and Legent entered into an agreement to begin the transfer from Southwest to Legent of all customer accounts introduced by the Company on August 13, 2010.  The transfer was initiated as of that date and all future customer account transactions will be cleared through Legent.  As of October 8, 2010, the Company had $25,000 on deposit with Southwest and $350,000 on deposit with Legent.

On September 1, 2010, NETW entered into an AWC with FINRA, concerning NETW’s reporting to OATS and its Written Supervisory Procedures.  The fine was for an aggregate of $10,000.  NETW made one $2,500 payment to FINRA and will pay the balance at a rate of $500 per month until January 24, 2012.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accounting principles or disagreements with our auditors regarding applications of any accounting principles during the year ended June 30, 2010.

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

As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of June 30, 2010 due to the identification of a material weakness. A material weakness is a control deficiency or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls over Financial Reporting

Other than the identification of the material weakness described above, there have not been any other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to affect our internal control over financial reporting.

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

Name	Age	Position
Richard W. Hunt	57	Chief Executive Officer, Vice-President and Chairman of the Board
Michael S. Rakusin(1)(2)(3)	54	Chief Financial Officer, Treasurer, Vice-President and Director
William R. Hunt, Jr.	55	President and Director
Damon Testaverde	62	Secretary and Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

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

Meetings of the Board

Our Board of Directors met two (2) times in person during the fiscal year ended June 30, 2010. All directors serving at the time attended the meeting.

Board Committees

Our Board of Directors has established a compensation committee (the “Compensation Committee”), an audit committee (the “Audit Committee”), and a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”).

The Compensation Committee. The Compensation Committee consists of Michael Rakusin. The Compensation Committee determines the salaries and bonuses of our executive officers.

The Audit Committee. Mr. Rakusin serves as a member of the Audit Committee. We have determined that Mr. Rakusin qualifies as an “audit committee financial expert” under applicable SEC regulations. The Audit Committee has the responsibilities set forth in the Audit Committee Charter, which was revised and adopted by our Board of Directors on March 4, 2004 including appointing auditors, pre-approving all auditing services, reviewing the audited financial statements and other financial disclosures, and overseeing our accounting and audit functions. The Audit Committee reports its findings to the Board of Directors. At the present time, no members of the audit committee are independent. The Charter of the Audit Committee is attached as Appendix D of the Company’s definitive proxy statement filed with the SEC on August 28, 2006.

Nominating and Corporate Governance Committee. The member of the Nominating Committee is Michael Rakusin. The Nominating Committee has the responsibilities set forth in the Nominating and Corporate Governance Committee charter, which was adopted by our Board of Directors on March 4, 2004, including making recommendations to the Board of Directors of persons qualified to serve as our directors, chairman and members of committees of the Board of Directors. The Nominating Committee is also responsible for certain corporate governance practices, including the development of ethical conduct standards for our Directors, officers and employees and an annual evaluation to determine whether the Board of Directors and its committees are functioning effectively.

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

Code of Business Conduct and Ethics

The Board of Directors has also adopted a Code of Business Conduct and Ethics, which can be found in Appendix F of the Definitive Proxy Statement filed by the Company with the SEC on August 28, 2006. The Code of Business Conduct and Ethics will be provided without charge, upon written request to us at the following address: Network 1 Financial Group, Inc., 2 Bridge Avenue, 4th Floor Red Bank, NJ 07701, Attention: Richard W. Hunt.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and NASDAQ. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on a review of such reports provided to us and written representations that no other reports were required during, or with respect to, the year ended June 30, 2010, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners have been satisfied.

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information concerning the compensation paid and awarded to those individuals serving as our officers following the consummation of the Reverse Merger. It includes compensation paid at the end of the fiscal years ended June 30, 2010 and 2009 to (i) our Chief Executive Officer and former Chief Executive Officer and (ii) the two most highly compensated executive officers (other than our Chief Executive Officer) of us and our subsidiaries whose total compensation exceeded $100,000 for these periods. These individuals may be collectively referred to in this report as our “Named Executive Officers.”

							Non-	Non-
							Equity	qualified
	Fiscal						Incentive	Deferred
Name and Principal	Year				Stock	Option	Plan	Compensation	All Other
Position	Ended	Salary	Bonus		Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)		($)	($)	($)	($)	($)	($)

David R. E. Hale	2009	—	—		—	—	—	—	—	—
President and CEO(1)

Richard W. Hunt	2010	119,600	50,935	(6)	—	—	—	—	—	170,535
Chief Executive	2009	100,230	—		33,516	—	—	—	—	133,746
Officer and Vice-
President (2)(3)

William R. Hunt	2010	119,600	50,935	(6)	—	—	—	—	—	170,535
President (3)(4)	2009	92,560	—		38,516	—	—	—	—	131,076

Damon Testaverde	2010	—	1,008,815	(6)	435,987	—	—	—	—	1,444,802
Secretary (5)	2009	319,810	—		134,190	—	—	—	—	454,000

(1)
Mr. Hale resigned his positions with the Company on June 9, 2009 in conjunction with the consummation of the Reverse Merger. Mr. Hale did not receive any compensation during the fiscal year ended June 30, 2009 for his services as an executive officer or director of the Company.

(2)	Richard W. Hunt was appointed Chief Executive Officer and Vice-President of the Company on June 9, 2009 in conjunction with the consummation of the Reverse Merger.
(3)
Represents fees paid to Richard W. Hunt and William R. Hunt, Jr. for their services to NETW during the fiscal years ended June 30, 2010 and 2009.  NETW does not have employment agreements with any of its employees. The salary for Messrs. William and Richard Hunt consists of a base salary plus commissions, which commissions have been waived by each of Messrs. William and Richard Hunt beginning in 2008. The base salary for Messrs. William and Richard Hunt was determined by looking at comparable salaries for individuals holding similar titles at other brokerage firms of similar size. The commission portion allows them to increase their salary based on actual production, which NETW’s management believes is standard in the industry.

(4)	William R. Hunt, Jr. was appointed President of the Company on June 9, 2009 in conjunction with the consummation of the Reverse Merger.
(5)
Mr. Testaverde was appointed Secretary of the Company on June 9, 2009 in conjunction with the consummation of the Reverse Merger. Represents fees paid for Mr. Testaverde’s services to NETW during the fiscal years ended June 30, 2010 and 2009.

(6)	Represents commissions paid.

Employment Contracts

We do not have employment agreements with any of our employees.

Compensation of Directors

All of our directors, regardless of whether they are also employees of our Company, receive $500 a month for serving on the Board of Directors as well as reimbursement of reasonable expenses incurred in attending meetings.

DIRECTOR COMPENSATION

No fees were paid to any of our directors for the fiscal year ended June 30, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth as of October 5, 2010 certain information regarding the beneficial ownership of Common Stock by (i) each person or “group” (as that term is defined in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of the common stock, (ii) each of our executive officers, (iii) each director and nominee and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe, based on information furnished by such persons, that each person listed below has sole voting and investment power over the shares of common stock shown as beneficially owned, subject to community property laws, where applicable. Beneficial ownership is determined under the rules of the SEC and includes any shares which the person has the right to acquire within 60 days after October 5, 2010 through the exercise of any stock option or other right.

Name and address of beneficial owner	Amount and nature of Beneficial ownership		Percent of class of Common Stock(1)
Horace T. Ardinger, Jr. 9040 Governors Row Dallas, TX 75356	11,077,351	(2)	29.61%

Directors and Officers(3) :

Michael Rakusin Chief Financial Officer, Treasurer, Vice-President and Director	100,000	(4)	*

Damon Testaverde Secretary and Director	3,323,653	(5)	9.98%

William R. Hunt, Jr. President and Director	9,363,213	(6)	28.19%

Richard W. Hunt Chief Executive Officer, Vice-President and Chairman	9,284,933	(7)	28.02%

Directors and Officers as a group (4 persons)	21,092,212	(8)	63.10%

*Less than one percent.

(1)	Based on 32,435,057 shares of common stock outstanding as of October 5, 2010.
(2)
Includes 965,000 warrants with an exercise price of approximately $1.00 to purchase a total of 4,979,400 shares of common stock which expire on October 23, 2011. Also includes 5,668,920 shares of common stock held by H.T. Ardinger & Sons, Inc., a Texas corporation, of which Mr. Ardinger has sole voting and dispositive control. Also includes 429,031 shares which Mr. Ardinger received in conjunction with the Reverse Merger as a result of his ownership of NETW shares. Does not include 317,500 shares owned by Mr. Ardinger’s wife, to which he disclaims beneficial ownership.

(3)	The address of each officer and director is c/o Network 1 Financial Group, Inc., 2 Bridge Avenue, 4th floor, Red Bank, NJ 07701.
(4)	Consists of 100,000 warrants to purchase a total of 100,000 shares of common stock at $0.20 per share which expire on March 28, 2012.
(5)
Includes 53,452 warrants with an exercise price of approximately $1.00 to purchase of total of 275,278 shares of common stock which expire October 23, 2011. Such warrants are owned by Network 1 Financial Securities, Inc., over which Mr. Testaverde shares control with Mr. William Hunt and Mr. Richard Hunt. Also includes 12,500 shares of common stock owned by Mr. Testaverde’s wife, Patricia. Also includes 5,000 shares of common stock owned by R. H. Damon, Inc., a corporation over which Mr. Testaverde exercises voting and investment control. Also includes 104,000 warrants with an exercise price of approximately $1.00 to purchase 535,600 shares of common stock which expire on October 23, 2011.

(6)
Includes 53,452 warrants with an exercise price of approximately $1.00 to purchase of total of 275,278 shares of common stock which expire October 23, 2011. Such warrants are owned by Network 1 Financial Securities, Inc., over which Mr. Hunt shares control with Mr. Testaverde and Mr. Richard Hunt. Also includes 429,031 shares of common stock received in conjunction with the Reverse Merger by Network 1 Financial Advisors, Inc., a corporation over which William Hunt shares voting and investment control with Richard Hunt. Also includes 15,200 warrants with an exercise price of approximately $1.00 to purchase a total of 78,280 shares of common stock which expire October 23, 2011.

(7)
Includes 53,452 warrants with an exercise price of approximately $1.00 to purchase of total of 275,278 shares of common stock which expire October 23, 2011. Such warrants are owned by Network 1 Financial Securities, Inc., over which Mr. Hunt shares control with Mr. Testaverde and Mr. William Hunt. Also includes 429,031 shares of common stock received in conjunction with the Reverse Merger by Network 1 Financial Advisors, Inc., a corporation over which Richard Hunt shares voting and investment control with William Hunt.

(8)
Includes 100,000 warrants to purchase a total of 100,000 shares of common stock at $0.20 per share which expire on March 28, 2012. Also includes 53,452 warrants owned by Network 1 Financial Securities, Inc. with an exercise price of approximately $1.00 to purchase a total of 275,278 shares of common stock and which expire on October 23, 2011. Also includes 104,000 warrants with an exercise price of approximately $1.00 to purchase 535,600 shares of common stock and which expire October 23, 2011. Also includes 15,200 warrants with an exercise price of approximately $1.00 to purchase a total of 78,280 shares of common stock which expire October 23, 2011.

Changes in Control

There are no arrangements known to us that may, at a subsequent date, result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has entered into the following separate agreements with affiliated companies that define the relationship with the Company post-Reverse Merger:

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

On November 18, 2008, the Company loaned to and received a promissory note in the amount of $100,000 from Network 1 Financial Advisors Inc. The effective interest rate for the note is 6% per annum. The note matured on November 18, 2009 which was extended to November 18, 2010.

There were no other related party transactions for the fiscal year ended June 30, 2010.

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

Item 14. Principal Accountant Fees and Services.

	Fees
Fee Category	2010	2009
Audit Fees	$42,500	$—
Audit-Related Fees	–	—
Tax Fees	5,000	—
All Other Fees	2,700	—
Total Fees	$50,200	$—

Audit Fees

On August 4, 2009, RBSM LLP (“RBSM”) was engaged as the Registrant’s new independent registered public accountants. Accordingly, RBSM did not bill us for any of the above services during the fiscal year ended June 30, 2009. RBSM was engaged to audit our financial statements for the fiscal years ended June 30, 2010 and 2009.  RBSM billed us an aggregate of approximately $50,200 in fees for professional services during the fiscal year ended June 30, 2010.

Audit Related Fees

We did not incur any audit-related fees for the fiscal years ended June 30, 2010 and 2009.

Tax Fees

We engaged RBSM to prepare our tax returns for fiscal years ending June 30, 2010 and 2009.

All Other Fees

We engaged RBSM for other services, primarily related to AML audit services, for the fiscal years ending June 30, 2010 and 2009.

Item 15. Exhibits and Financial Statement Schedules.

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

3.4
Amendment to the Certificate of Incorporation of International Smart Sourcing, Inc., dated June 9, 2009, changing the Company’s name to “Network 1 Financial Group, Inc. (Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K filed with the SEC on October 13, 2010).

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

21	List of Subsidiaries (Incorporated by reference to Exhibit 21 to the Current Report on Form 8-K, filed with the SEC on June 15, 2009).

31.1	Rule 13a– 4(a)/15d–14(a) certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Rule 13a–14(a)/15d–14(a) certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK 1 FINANCIAL GROUP, INC.

Date: October 13, 2010	/s/ Richard W. Hunt
Richard W. Hunt
Chief Executive Officer, Vice President and Chairman (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard W. Hunt	Chief Executive Officer, Vice President and Chairman	October 13, 2010
Richard W. Hunt	(Principal Executive Officer)

/s/ Michael Rakusin	Chief Financial Officer, Director	October 13, 2010
Michael Rakusin	(Principal Financial Officer)

/s/ William R. Hunt, Jr.	President and Director	October 13, 2010
William R. Hunt, Jr.

/s/ Damon Testaverde	Secretary and Director	October 13, 2010
Damon Testaverde

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
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

3.4
Amendment to the Certificate of Incorporation of International Smart Sourcing, Inc., dated June 9, 2009, changing the Company’s name to “Network 1 Financial Group, Inc. (Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K filed with the SEC on October 13, 2010).

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

21	List of Subsidiaries (Incorporated by reference to Exhibit 21 to the Current Report on Form 8-K, filed with the SEC on June 15, 2009).

31.1	Rule 13a– 4(a)/15d–14(a) certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Rule 13a–14(a)/15d–14(a) certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.