Form 10-Q
period 2010-09-30
NETWORK 1 FINANCIAL GROUP, INC.
filed 2010-11-22
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 16, 2010, the Registrant had 32,435,057 shares of its Common Stock, $.001 par value, outstanding.

NETWORK 1 FINANCIAL GROUP, INC.
FORM 10-Q
SEPTEMBER 30, 2010

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Index to Consolidated Financial Statements

Condensed Consolidated Statement of Financial Condition	F–1

Condensed Consolidated Statements of Operations	F–2

Condensed Consolidated Statement of Equity	F–3

Condensed Consolidated Statement of Cash Flows	F–4

Notes to Condensed Consolidated Financial Statements	F–5

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
September 30, 2010 (unaudited) and June 30, 2010

	SEPTEMBER 30,	JUNE 30,
	2010	2010
	(unaudited)
ASSETS
Cash	$191,210	$2,635
Commission Receivable from Clearing Firm	76,113	$-
Notes Receivable Network 1 Financial Advisors, Inc.	74,582	90,212
Deposit with clearing organization	353,144	685,612
Due from Affiliates	43,034	42,764
Advances to Registered Representatives: net of reserve
for uncollectible accounts of $ 90,100 and $90,000 respectively.	69,881	76,286
Securities held for resale, at market	140,475	152,025
Property and Equipment, net.	1,719	3,878
Other Assets	27,150	28,433

TOTAL ASSETS:	$977,308	$1,081,845

LIABILITIES AND EQUITY
LIABILITIES
Line of Credit	$55,000	$55,000
Notes Payable	12,671	12,966
Due to Affiliates	4,383	2,413
Due to clearing organization	-	-
Commissions Payable	41,407	51,128
Securities Sold, but not yet purchased, at market (SSS)	11,933	-
Capital Leases payable	7,094	7,626
Warrant Liability	13,747	23,831
Accounts Payable, accrued expenses and other liabilities	222,667	223,484
Bank Overdraft	-	21,413

TOTAL LIABILITIES	368,903	397,861

Commitments and Contingencies

EQUITY
Common Stock, $.001 par value;		-
100,000,000 shares authorized; 40,360,057 issued and
32,435,057 outstanding	40,360	40,360
Additional Paid In Capital	1,430,088	1,430,088
Treasury Stock at cost; 7,925,000 shares	(5,129)	(5,129)
Accumulated deficit	(1,071,914)	(996,335)
Total stockholders equity	393,405	468,984
Non-controlling interest	215,000	215,000
TOTAL EQUITY	608,405	683,984

TOTAL LIABILITIES AND EQUITY	$977,308	$1,081,845

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2010 and 2009
(unaudited)
	SEPTEMBER 30,	SEPTEMBER 30,
	2010	2009
Revenues:
Commissions	$169,788	$191,780
Net dealer inventory gains	146,288	40,405
Investment banking	99,063	121,485
Interest and Dividends	6,890	11,794
Transfer fees and clearing services	6,633	6,562
Investment advisory	107,775	68,188
Other	11,000	8,674
Total Revenue	547,437	448,888

Operating Expenses:
Commissions	87,386	265,012
Compensation and Related Expenses	253,486	183,164
Clearing Fees	47,229	56,519
Communications and data processing	33,285	25,391
Interest	3,398	5,589
Occupancy and related expenses	41,753	66,248
Office Expenses	49,022	48,740
Professional Fees	115,381	96,539
Depreciation	2,160	2,370
Total Operating Expenses	633,100	749,572

Loss from Operations	(85,663)	(300,684)

Other Income
Gain (loss) on change in derivative liability	10,084	(219,254)
Total Other Income	10,084	(219,254)

Net loss	$(75,579)	$(519,938)

Loss per common share (basic and diluted)	$(0.002)	$(0.022)

Weighted average common shares outstanding	40,360,057	23,393,529

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the three months ended September 30, 2010
(Unaudited)

			Additional	Treasury	Accumulated	Non-Controlling
	Common Stock		paid-in-capital	Stock	Deficit	interest	Total
	Shares	Amount

Balance - June 30, 2010	40,360,057	$40,360	$1,430,088	$(5,129)	$(996,335)	$215,000	$683,984

Net Loss					(75,579)		(75,579)

Balance - September 30, 2010	40,360,057	$40,360	$1,430,088	$(5,129)	$(1,071,914)	$215,000	$608,405

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended September 30, 2010 and 2009
(unaudited)
	September 30,	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss attributable to common shareholders	$(75,579)	$(519,938)
Adjustments to reconcile net loss to net cash used in operating activities:	-
Depreciation	2,160	2,368
Gain on change in derivative liability	(10,084)	219,254
Net income (loss) of non-controlling interest in subsidiaries		-
Changes in operating assets and liabilities
Due from clearing organization	332,468	(8,878)
Securities held for resale, at market	11,550	19,291
Advances to/from registered representatives	6,405	10,372
Other assets	16,913	17,600
Securities sold, but not yet purchased, at market	11,933	8,936
Due to clearing organization	-	(17,477)
Accounts Payable, accrued expenses & other Liabilities	(31,950)	(79,342)
Commission Receivable from Clearing Organization	(76,113)	-
TOTAL ADJUSTMENTS	263,282	172,124

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	187,703	(347,814)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to affiliated companies	1,970	(2,898)
Advances from affiliated companies	(270)	-
Proceeds from certificate of deposit	-	550,942
Repayment of Notes Payable	(295)	(7,570)
Repayment of line of credit	-	(35,000)
Repayment of capital lease	(533)	(1,596)

Cash contributions from owner		-
NET CASH PROVIDED BY FINANCING ACTIVITIES	872	503,878

NET INCREASE IN CASH	188,575	156,064

CASH - Beginning of Period	2,635	91,882

CASH - End of Period	$191,210	$247,946

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during Quarter
Interest	$3,398	$5,589
Income Taxes	$2,162	$644

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

NOTE 1 – Basis of Presentation (Reverse Merger and Corporate Structure)

Network 1 Financial Securities, Inc. (“NETW”) was organized as a Texas corporation on March 15, 1983 and is registered as a broker-dealer with the Securities and Exchange Commission (the “SEC”), the State of Texas and various other states. NETW is an introducing broker-dealer that clears all transactions with and for customers on a fully disclosed basis with a clearing broker.

On June 9, 2009, NETW completed a merger transaction (the “Reverse Merger”) with International Smart Sourcing, Inc. (“ISSI”), an inactive publicly registered shell corporation with no significant assets or operations. ISSI was incorporated in February 1998 in Delaware.  As a result of the Reverse Merger, NETW became a wholly owned subsidiary of ISSI and the current assets of NETW were merged with ISSI.   NETW’s shareholders acquired control of ISSI.

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

The accompanying unaudited condensed consolidated financial statements for the three month periods ended September 30, 2010 and 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended June 30, 2010 as disclosed in the Company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the pending full year ending June 30, 2011.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

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

NOTE 4 - Securities Owned and Securities Sold, But Not Yet Purchased, At Market

The following table shows the market values of the Company's investment securities owned and securities sold, but not yet purchased as of September 30, 2010 and June 30, 2010, respectively:

	September 30, 2010		June 30, 2010
Securities:	Owned	Sold Short	Owned	Sold Short

	$140,475	$11,933	$152,025	$-

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

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

NOTE 5 - Due from Clearing Organization

The following represents amounts on deposit in the Company’s clearing broker inventory account with Southwest Securities, Inc. (“Southwest”) for the fiscal year ended June 30, 2010, and amounts on deposit with Southwest and Legent Clearing LLC (“Legent”) for the three months ended September 30, 2010:

	September 30, 2010	June 30, 2010

Cash	$210,057	$442,033
Marketable securities	143,087	243,579
Total	$353,144	$685,612
Less: securities sold short	(11,933)	-
Total due from clearing organization	$341,211	$685,612

The marketable securities are primarily comprised of corporate stocks. Marketable securities on deposit with Legent are reflected at fair value.  As of September 30, 2010, the Company maintains a deposit of $350,000 with Legent and $24,930 with Southwest.

For the three months ended September 30, 2010, the Company used the services of Southwest and Legent to clear its brokerage business.  Southwest ceased clearing the Company’s brokerage business on August 13, 2010 and Legent commenced clearing on August 16, 2010.  The Company used the services of Southwest to clear its brokerage business for the three months ending September 30, 2009.  The Company incurred charges of approximately $23,387 with Southwest and $23,841 with Legent for the three months ending September 30, 2010 and $56,519 with Southwest for the three months ended September 30, 2009.

NOTE 6 - Related Party Transactions

As of September 30, 2010 and June 30, 2010, due from (to) affiliated companies consisted of the following:

	September 30,	June 30,
	2010	2010
Legends Property Development (a)	$-	$1,330

Network 1 Financial Advisors Inc.(b)	$77,732	$91,362

Network 1 Financial Assurance, Inc.	$(1,383)	$400

National Financial Services Group (c)	$39,884	$39,884

(a)	Represents expenses paid on behalf of an affiliated company whose directors are officers and shareholders of the Company.
(b)	Represents amounts due in the form of a promissory note from an affiliated company whose officers and shareholders are officers and shareholders of the Company.
(c)	Represents amounts due from an affiliated company whose officers and shareholders are officers and shareholders of the Company.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

NOTE 7 - Line of Credit – Bank

The Company’s bank line of credit is payable on demand. The maximum amount the Company could borrow is $100,000.  Indebtedness under the line of credit provides for interest at the bank’s prime rate, plus 1.0% (approximately 4.25% at September 30, 2010). As of September 30, 2010 and June 30, 2010, the amount outstanding under this credit facility was $55,000 and $55,000, respectively.

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

As of September 30, 2010 and June 30, 2010, NETW’s net capital exceeded the requirement by approximately $109,217 and $94,237, respectively.

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

NOTE 9 - Warrants and Derivative Liability

The following is additional information with respect to the Company’s warrants as of September 30, 2009:

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

WARRANTS OUTSTANDING AND EXERCISABLE

	Number of	Weighted
	Outstanding	Average	Weighted
	Shares	Remaining	Average
Exercise	Underlying	Contractual	Exercise
Price	Warrants	Life	Price

$0.20	7,657,733	1.06 years	$0.20

	7,657,733	1.06 years	$0.20

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

The derivative liability was valued using the Black-Scholes option valuation model and the following assumptions:

	September 30, 2010	June 30, 2010
Warrants:
Risk Free interest rate	0.4%	0.6%
Expected volatility	83.94%	103%
Expected life (in years)	1.06	0.93
Expected dividend yield	0%	0%
Fair value Warrants:	$13,747	$23,831

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

NOTE 10 – Notes Payable

Notes payable include settlement agreements entered into with the FINRA in September 2010 and May 2010, for monetary sanctions imposed against the Company.  As of September 30, 2010 and June 30, 2010, notes payable consists of the following:

	September 30, 2010	June 30, 2010
Note payable to FINRA in monthly installments of $500 per month including interest at a rate of 6.25% through January 2012	$7,500	$-

Note payable to FINRA in monthly installments of $2,500 per month including interest at a rate of 11.25% through August 2010	-	5,966

Note payable to FINRA in monthly installments of $500 per month including interest at a rate of 6.25% through August 2011	5,171	7,000

Total notes payable	$12,671	$12,996

NOTE 11- Fair Value Measurements

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

The following table sets forth the Company’s short and long term investments as of September 30, 2010, which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 820 (formerly SFAS No. 157), these are classified based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Level 3	Total
Due from clearing organization	$143,087	-	-	$143,087
Securities owned, at market values	140,475	-	-	140,475
Total Assets	$283,562	-	-	$283,562

Derivative liabilities	$-	-	13,747	$13,747
Total Liabilities	$-	-	13,747	$13,747

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Some of the statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are forward-looking statements, including, but not limited to, statements regarding the Company’s objectives, expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of the words “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially from those disclosed in these statements due to various risk factors and uncertainties affecting our business. We caution you not to place undue reliance on these forward-looking statements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements and we do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report. For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operation in conjunction with the audited financial statements and notes thereto set forth in our Annual Report on Form 10-K for the year ended June 30, 2010 and our other filings with the SEC.

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

During the quarter ended September 30, 2010, we had a decrease in our investment banking fees but an increase in our investment advisory consulting fees.  In the same period, we had a decrease in commission income but an increase in trading profits. The decrease in investment banking fees was attributable to a reduction in the number of completed private placements offset by the increase in our investment advisory consulting fees, which increase was due to a greater number of companies seeking our services. The decrease in commissions earned in NETW’s daily transaction business was due primarily to a reduction in activity from NETW’s retail clients. The increase in trading profits was due to increased market volatility. Overall, we experienced a decrease in losses in the quarter ended September 30, 2010 compared to the same period in the prior year.

We had a loss from operations of approximately $85,663 for the quarter ended September 30, 2010, which represents a decrease of $215,021 over our net loss of $300,684 in the same period in the prior year.  This decrease was primarily due to decreased operating expenses, which consisted of lower investment banking commissions and a reduction in costs associated with being a public company, offset by an increase in professional fees. Management continues to seek income stabilization from consulting and investment banking fees as well as by reducing its exposure to market positions.  Management believes that in order to expand its marketing and recruitment of experienced registered representatives it will need to seek additional sources of funding.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For a complete description of accounting policies, see Note 2 to our financial statements included in our Form 10-K for the year ended June 30, 2010.  There were no significant changes in critical accounting estimates.

Results of Operations

For the three months ended September 30, 2010 and 2009

For the three months ended September 30, 2010 and 2009, we generated $547,437 and $448,888 of consolidated revenue, respectively. The increase in revenue of $98,549 in the quarter ended September 30, 2010 represents a 22% increase in revenue over the corresponding period in 2009 and is due to an increase in dealer inventory gains or trading profits and an increase in investment advisory fees. The increase in inventory gains or trading profits was due primarily to increased market volatility.  The increase in investment advisory fees is primarily due to an increase in fees earned in our advisory business to companies and individuals.

We reported an operating loss of $85,663 in the three months ended September 30, 2009 compared to a loss of $300,684 for the corresponding period in the prior year, which represents a decrease of $215,021.  The decrease in operating loss was due to a decrease in commissions payable and an increase in compensation and related expenses, as well as a reduction in costs associated with being a public company, offset by an increase in professional fees.

Our consolidated operating expenses were $633,100 and $749,572 for the quarters ended September 30, 2010 and 2009, respectively, representing a decrease of $116,472 or 15.5% from the prior period, and represents 116% and 167% of revenue, respectively.  The decrease in our expenses in 2010 is primarily due to a reduction of costs associated with being a public company and a decrease in commissions paid to our brokers, offset by an increase in professional fees.

Interest expense was $3,398 and $5,589 for the quarters ended September 30, 2010 and 2009, respectively, a decrease of $2,191 or 39.2%. The decrease was due to a reduction in interest rates and a reduction in debt financing.

Our consolidated loss was $75,579 and $519,938 for the three months ended September 30, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash generated from operations and from short-term financing arrangements. We had $191,210 in cash and as of September 30, 2010.

We generated cash flow from operations of $187,703 for the three months ended September 30, 2010 comprised primarily of cash proceeds from the liquidation of deposits held at Southwest.  Cash flows provided by financing activities for the three months ended September 30, 2010 were $872.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2010 due to the identification of a material weakness. A material weakness is a control deficiency or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

We believe that for the reasons described above, after we hire additional qualified in-house personnel, we will be able to improve our disclosure controls and procedures, remedy the material weakness identified above and provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with GAAP under management’s directions, and that financial records are reliable to prepare financial statements. However, because of inherent limitations in all control systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected.

(b)   Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s first fiscal quarter of the fiscal year ending June 30, 2011 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Rule 13a – 14(a)/15d – 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Rule 13a – 14(a)/15d – 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK 1 FINANCIAL GROUP, INC.

November 22, 2010	/s/ Richard W. Hunt
Date	Richard W. Hunt
Chief Executive Officer, Vice-President and Chairman
Principal Executive Officer

November 22, 2010	/s/ Michael Rakusin
Date	Michael Rakusin
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a – 14(a)/15d – 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Rule 13a – 14(a)/15d – 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002