Form 10-Q
period 2010-12-31
NETWORK 1 FINANCIAL GROUP, INC.
filed 2011-02-22
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 16, 2011, the Registrant had 38,635,057 shares of its Common Stock, $.001 par value, outstanding.

NETWORK 1 FINANCIAL GROUP, INC.
FORM 10-Q
DECEMBER 31, 2010

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Index to Consolidated Financial Statements

Condensed Consolidated Statement of Financial Condition	F–1

Condensed Consolidated Statements of Operations	F–2

Condensed Consolidated Statement of Equity	F–3

Condensed Consolidated Statement of Cash Flows	F–4

Notes to Condensed Consolidated Financial Statements	F–5

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
December 31, 2010 (unaudited) and June 30, 2010

	DECEMBER	JUNE
	2010	2010
	(unaudited)
ASSETS
Cash	$23,687	$2,635
Commission Receivable from Clearing Firm	25,957	-
Notes Receivable from Affiliates	63,585	90,212
Deposit with clearing organization	360,260	685,612
Due from Affiliates	39,884	42,764
Advances to Registered Representatives: net of reserve
for uncollectible accounts of $ 90,100 and $90,000 respectively.	68,331	76,286
Securities held for resale, at market	434,229	152,025
Property and Equipment, net.	-	3,878
Other Assets	27,000	28,433

TOTAL ASSETS:	$1,042,933	$1,081,845

LIABILITIES AND EQUITY
LIABILITIES
Line of Credit	$30,000	$55,000
Notes Payable	10,798	12,966
Due to Affiliates	1,231	2,413
Due to clearing organization	12,822	-
Commissions Payable	48,025	51,128
Capital Leases payable	4,012	7,626
Warrant Liability	10,649	23,831
Accounts Payable, accrued expenses and other liabilities	223,761	223,484
Bank Overdraft	-	21,413

TOTAL LIABILITIES	341,298	397,861

Commitments and Contingencies

EQUITY
Common Stock, $.001 par value;		-
100,000,000 shares authorized; 40,360,057 issued and
32,435,075 outstanding-Comm Shs A	40,360	40,360
Additional Paid In Capital	1,430,088	1,430,088
Treasury Stock at cost; 7,925,000 shares	(5,129)	(5,129)
Accumulated deficet	(978,684)	(996,335)
Total stockholders equity	486,635	468,984
Non-controlling interest	215,000	215,000
TOTAL EQUITY	701,635	683,984

TOTAL LIABILITIES AND EQUITY	$1,042,933	$1,081,845

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 and 2009
(unaudited)

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues:
Commissions	$226,950	$212,913	396,738	$404,694
Net dealer inventory gains	178,412	(15,027)	324,700	25,378
Investment banking	29,100	345,851	128,163	467,336
Interest and Dividends	6,208	14,439	13,098	26,233
Transfer fees and clearing services	-	6,465	6,633	13,027
Investment advisory	277,341	217,980	385,116	286,167
Other	25,500	4,947	36,500	13,621
Total Revenue	743,511	787,568	1,290,948	1,236,456

Operating Expenses:
Commissions	$78,084	$491,276	165,470	$756,288
Compensation and Related Expenses	283,975	208,507	537,461	391,671
Clearing Fees	52,919	57,477	100,148	113,996
Communications and data processing	39,868	31,702	73,153	57,093
Interest	676	4,657	4,074	10,246
Occupancy and related expenses	54,315	11,494	96,068	77,742
Office Expenses	59,608	78,272	108,630	127,012
Professional Fees	82,215	114,106	197,596	210,645
Depreciation	1,719	2,230	3,879	4,600
Total Operating Expenses	653,379	999,720	1,286,479	1,749,292

Income (Loss) from Operations	90,132	(212,152)	4,469	(512,836)

Other Income (Expense)
Gain on change in derivative liability	3,098	210,041	13,182	(9,213)
Total Other Income (Expense)	3,098	210,041	13,182	(9,213)

Net Income (loss)	93,230	(2,111)	17,651	(522,049)

(Loss)/Income attributable to non-controlling interest	-	-		-

Net Income (loss) attributable to common shareholders	$93,230	$(2,111)	$17,651	$(522,049)

Income (Loss) per common share (basic and diluted)	$0.00	$(0.000)	$0.00	$(0.01)

Weighted average common shares outstanding	40,360,057	32,435,075	40,360,057	32,435,075

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the six months ended December 31, 2010
(Unaudited)

			Additional	Treasury	Accumulated	Non-Controlling
	Common Stock		paid-in-capital	Stock	Defecit	interest	Total
	Shares	Amount

Balance - June 30, 2010	40,360,057	$40,360	$1,430,088	$(5,129)	$(996,335)	$215,000	$683,984

Net Income					17,651		17,651

Balance - December 31, 2010	40,360,057	$40,360	$1,430,088	$(5,129)	$(978,684)	$215,000	$701,635

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended December 31, 2010 and 2009
(unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) attributable to common shareholders	$17,651	$(522,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,879	4,598
(Gain) Loss on change in derivative liability	(13,182)	9,213

Changes in operating assets and liabilities
Commission Receivable from Clearing Firm	(25,957)	-
Due from clearing organization	325,352	1,261
Securities held for resale, at market	(282,204)	49,554
Advances to/from registered representatives	4,852	9,492
Other assets	28,059	(400)
Securities sold, but not yet purchased, at market	-	(1,215)
Due to clearing organization	12,822	(17,477)
Accounts Payable, accrued expenses & other Liabilities	(21,136)	(67,509)
TOTAL ADJUSTMENTS	32,485	(12,483)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	50,136	(534,532)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to affiliated companies	2,880	(698)
Advances from affiliated companies	(1,182)	-
Proceeds from certificate of deposit		550,942
Repayment of Notes Payable	(2,168)	(9,839)
Repayment of line of credit	(25,000)	(38,000)
Repayment of capital lease	(3,614)	(3,268)
Capital contributions	-	147
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	(29,084)	499,284

NET INCREASE (DECREASE) IN CASH	21,052	(35,248)

CASH - Beginning of Year	2,635	91,882

CASH - End of Year	$23,687	$56,634

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during year
Interest	$4,074	$2,646
Income Taxes	$2,162	$726

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
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

The accompanying unaudited condensed consolidated financial statements for the six month periods ended December 31, 2010 and 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended June 30, 2010 as disclosed in the Company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the six months ended December 31, 2010 are not necessarily indicative of the results to be expected for the pending full year ending June 30, 2011

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(unaudited)

NOTE 2 - Summary of Significant Accounting Policies

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
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

In June 2009, the FASB issued new accounting guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

NOTE 4 - Securities Owned and Securities Sold, But Not Yet Purchased, At Market

The following table shows the market values of the Company's investment securities owned and securities sold, but not yet purchased as of December 31, 2010 and June 30, 2010, respectively:

	December 31, 2010		June 30, 2010
Securities:	Owned	Sold Short	Owned	Sold Short

	$434,229	$-	$152,025	$-

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

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(unaudited)

NOTE 5 - Due from Clearing Organization

The following represents amounts on deposit with Southwest Securities, Inc. (“Southwest”) and Legent Clearing LLC (Legent) with the Company’s clearing broker inventory account:

	December 31, 2010	June 30, 2010

Cash	$310,250	$442,033
Marketable securities	50,010	243,579
Total	$360,260	$685,612
Less: securities sold short	-	-
Total due from clearing organization	$360,260	$685,612

The marketable securities are primarily comprised of corporate stocks. Marketable securities on deposit with Southwest Securities as of  June 30, 2010  which ceased clearing for the firm on August 13, 2010. Marketable securities held by Legent which started to clear the firm on August 16, 2010 are reflected at fair value.  The Company is required to maintain a deposit balance of $100,000 with Legent. Currently Southwest retains $14,495 in deposit and Legent currently retains $350,000 in deposits for the firm .

For the six months ending December 31, 2010 and 2009, the Company used the services of Southwest to clear its brokerage business until August 13, 2010 and Legent commenced on August 16, 2010. The Company incurred charges of approximately $23,387 with Southwest and $49,252 with Legent for the six months ended December 31, 2010 and $113,996 with Southwest for the six months ended December 31, 2009.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(unaudited)

NOTE 6 - Related Party Transactions

As of December 31, 2010 and June 30, 2010, due to (from) affiliated companies consisted of the following:

	December 31,	June 30,
	2010	2010

Legends property development (a)	$-	$1,330

Network 1 Financial Advisors Inc.(c)	$63,585	$91,362

Network 1 Financial Assurance, Inc. (b)	$(1,231)	$400

National Financial Services Group (b)	$39,884	$39,884

(a)	Represents expenses paid on behalf of an affiliated company whose directors are officers and shareholders of the Company.
(b)	Represents amounts due from an affiliated company whose officers and shareholders are officers and shareholders’ of the Company.
(c)	Represents amounts due in the form of a promissory note from an affiliated company whose officers and shareholders are officers and shareholders of the Company.

NOTE 7 - Line of Credit – Bank

The Company’s bank line of credit is payable on demand. The maximum amount the Company could borrow is $100,000.  Indebtedness under the line of credit provides for interest at the bank’s prime rate, plus 1.0% (approximately 4.25% at December 31, 2010). As of December 31, 2010 and June 30, 2010, the amount outstanding under this credit facility was $30,000 and $55,000 respectively. The Company is currently not in default of its line of credit with the bank.

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

As of December 31, 2010 and June 30, 2010, NETW’s net capital exceeded the requirement by approximately $ 39,727and $94,237, respectively.

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

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(unaudited)

NOTE 9 - Warrants and Derivative Liability

The following is additional information with respect to the Company’s warrants as of December 31, 2010:

WARRANTS OUTSTANDING AND EXERCISABLE

	Number of	Weighted
	Outstanding	Average	Weighted
	Shares	Remaining	Average
Exercise	Underlying	Contractual	Exercise
Price	Warrants	Life	Price

$0.20	7,657,733	0.81 years	$0.20

	7,657,733	0.81 years	$0.20

Note: The warrants’ expiration date is October  23, 2011.

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

The derivative liability was valued using the Black-Scholes option valuation model and the following assumptions:

	December 31, 2010	June 30, 2010
Warrants:
Risk Free interest rate	0.29%	0.6%
Expected volatility	48.36%	103%
Expected life (in years)	0.81	0.93
Expected dividend yield	0%	0%
Fair value Warrants:	$10,649	$23,831

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(unaudited)

NOTE 10 - Notes Payable

Notes payable include settlement agreements entered into with FINRA in September 2010 and May 2010 for monetary sanctions imposed against the Company. As of 2010, notes payable consists of the following:
	December 31, 2010	June 30, 2010

Note payable to FINRA in monthly installments of $500 per month including interest at a rate of 6.25% through January 2012	$6,576	$-

Note payable to FINRA in monthly installments of $2,500 per month including interest at a rate of 11.25% through August 2010.	-	5,966

Note payable to FINRA in monthly installments of $500. per month including interest at a rate of 6.25% through August 2011	4,222	7,000

Total notes payable	$10,798	$12,966

NOTE 11 - Fair Value Measurements

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

The following table sets forth the Company’s short and long term investments as of December 31, 2010, which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required, by ASC 820 (formerly SFAS No. 157), these are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Level 1	Level 2	Level 3	Total
Due from clearing organization	$360,260			$360,260
Securities owned, at market values	434,229	-	-	434,229
Total Assets	794,489	-	-	794,489
Derivative liabilities			10,649	10,649
Total Liabilities			10,649	10,649

NOTE 12 - Subsequent Event

On January 4, 2011 the board of directors appointed Damon Testaverde president and William R. Hunt Secretary of the Network 1 Financial Group Inc. The firm issued 6,200,000 shares of its common stock to Mr. Testaverde because of his increased duties.

On January 28, 2011 the Board of Directors authorized the issuance of  1,000,000 shares of its restricted stock to a private investor for 1,000,000 free trading shares of Solar Thin Films Inc. (SLTZ).

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

During the quarter ended December 31, 2010, we had a decrease in our investment banking fees and interest and dividends, however we experienced an increase in net dealer inventory gains investment and investment advisory fees.  In the same period, we had a decrease in commission income. The decrease in investment banking fees was attributable to a decrease in private placement activity. The firm’s net dealer inventory gains showed an increase which offset the reduced fees received. The increase in advisory consulting fees was due to the payment of fees in stock of the client companies. The decrease in commissions earned in NETW’s daily transaction business was due primarily to a reduction in activity from NETW’s retail clients. The increase in trading profits was due to increased market volatility and the increase prices of shares received in investment banking activities. Overall, we experienced a profit in the quarter ended December 31, 2010 compared to the same period in the prior year.

We had a profit from operations of approximately $93,230 for the quarter ended December 31, 2010, which represents an increase of $95,341 over our net loss of $2,111 in the same period in the prior year.  This increase in profit was primarily due to an increase in payment of fees in the form of stock of client companies and the increase in the market value of the client companies stock, a decrease in operating expenses, which consisted of lower commissions paid, decrease in professional fees, decrease in interest expense, decrease in office expenses, offset by increases in compensation and other related expenses, an increase in occupancy and related expenses. Management continues to seek income stabilization from consulting and investment banking fees as well as by reducing its exposure to market positions. Management believes that in order to expand its marketing and recruitment of experienced registered representatives it will need to seek additional sources of funding.

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

Results of Operations

For the six months ended December 31, 2010 compared to the six months ended December 31, 2009

Revenues.  Our consolidated income results for the six months ended December 31, 2010 compared to the six months ended December 31, 2009, showed an increase in revenue of $54,492 or 4%. Total revenue for the six months ended December 31, 2009 was $1,290,948 versus $1,236,456 for the six months ended December 31, 2009.

The increase in revenue for the six month period ended December 31, 2010 was due primarily to an increase in net dealer inventory gains of $299,322 or 1179% and an increase of $98,948 or 35% in investment advisory fees.  We experienced a decrease in revenues of $339,173 or 73% from our investment banking business compared to our revenues in the corresponding period ended December 31, 2009 due to less private placement activity.

Operating Expenses. Our consolidated operating expenses for the six month period ended December 31, 2010 were $1,286,479 or 99%, of revenue versus $1,749,292, or 141%, of revenue. This represents a decrease of $462,813 or 26%, over the corresponding period ended December 31, 2009. The decrease was due to a reduction of commission expense of $590,817; a reduction of clearing fees of $13,848; a reduction of interest expense of $6,172; and a reduction of profession fees of $13,049. These decreases were offset by an increase of $145,790 in compensation and related expenses and an increase of $16,060 for communication and data processing; an increase in occupancy and related expenses of $18,326 for the six months ended December 31, 2010 compared to the corresponding period in December 31, 2009.

The decrease in commission expense is due to fewer retail customer transactions and commissions paid for capital placements for client companies.  The decrease in clearing fees is due to the change of clearing firms resulting in lower costs and fewer transactions.

Profit and Loss.  Our consolidated profit was $4,469, before adjustment for the gain of $13,182 from the change in derivative liability for the six month period ended December 31, 2010 compared to a loss of $512,836 for the corresponding period in 2009. This represents a decrease of $517,305 for the six months ended December 31, 2010 compared to the same period in 2009. The profit is attributed to increase revenue mix and control of costs in professional fees, office expenses, and clearing fees.

For the three months ended December 31, 2010 compared to the three months ended December 31, 2009

Revenues.  Total revenue for the three months ended December 31, 2010 was $743,511 versus $787,568 for the three months ended December 31, 2009. We experienced a decrease in revenue of $44,057 or 6%, for the three months ended December 31, 2010 compared to the same period in 2009.

The decrease in revenue for the three month period ended December 31, 2010 was due primarily to a decrease in investment banking fees earned due to a reduction of private placement activity of $316,751 or 92% and a reduction of $6,465 or 100%, in transfer fees and clearing services compared to the same period in 2009.  We experienced an increase of $59,361 or 27% in our investment advisory business, during the three months ended December 31, 2010 compared to the same period in 2009. We experienced an increase of $193,439 or 1287% in net dealer inventory gains three months ended December 31, 2010 compared to the same period in 2009. The increase was attributed to more companies seeking our services and increases in value of the firm’s securities positions.

Operating Expenses.  Our consolidated operating expenses for the three month period ended December 31, 2010 were $653,379 or 88% of revenue compared to $999,720, or 127% of revenue, for the same period in 2009, representing a decrease of $346,341, or 35%, The decrease was due to a reduction of commissions expense of $413,191; a reduction of office expenses of $18,664; and a reduction of professional fees of $31,891. Such decrease expenses were offset by an increase of $75,468 in compensation and related expenses and an increase of $42,821 for occupancy and related expenses for the three months ended December 31, 2010 compared to the same period in 2009.

The decrease in professional fees for the three months ended December 31, 2010 is due to the reduction of consultants for assistance in regulatory compliance and additional legal counsel. The reduction of commission expense due to reduced private placement activity and decease of office expense due to cost containment.  The increase in expenses for compensation and related expenses was due to a change in mix of products and increase of sales personnel, occupancy and related expense associated with the hiring of additional sales personnel.

Profit and Loss  Our consolidated income was $90,312 before adjustment for the gain of $3,098 from the change in derivative liability, for the three months ended December 31, 2010, compared to a loss of $212,152 for the same period in 2009.  This represents a decrease of $302,644 for the three months ended December 31, 2010, compared to the same period in 2009.

The gain occurred were attributed to an increase in net dealer inventory gains and reduction of operating expenses.

 LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash generated from operations and from short-term financing arrangements. We had $23,687 in cash as of December 31, 2010.

We generated cash flow from operations of $21,052 for the six months ended December 31, 2010.  Cash flows provided by changes in operating assets and liabilities for the six months ended December 31, 2010 were $50,136 comprised primarily of cash proceeds from the liquidation of deposits held at the firm’s previous clearing firm.

On December 4, 2009, Network 1 Financial Securities, Inc. (“NETW”), a wholly owned subsidiary of the Company received a letter via regular mail dated November 25, 2009 (the “Termination Letter”) from NETW’s clearing firm, Southwest Securities, Inc. (“Southwest”), stating that the Fully Disclosed Correspondent Agreement, dated as of September 27, 1990, as amended, between NETW and Southwest (the “Clearing Agreement”) was being terminated pursuant to Paragraph 12 of the Clearing Agreement.  Such termination is effective 90 days from the date of the Termination Letter (the “Termination Date”). NETW entered into a new clearing agreement with Legent Clearing LLC. Legent Clearing LLC commenced clearing the firms business on August 16, 2010 and Southwest ceased clearing the firm business on August 13, 2010

We believe that we will have available resources to meet our liquidity requirements, including debt service, for the next quarter. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to increase our borrowings, reduce or delay capital expenditures, and seek additional capital or refinance our indebtedness.  There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under revolving credit facilities.

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

NETWORK 1 FINANCIAL GROUP, INC.

February 21, 2011	/s/ Damon Testaverde
Date	Damon Testaverde
Chief Executive Officer

February 21, 2011	/s/ Michael Rakusin
Date	Michael Rakusin
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a – 14(a)/15d – 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Rule 13a – 14(a)/15d – 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002