Form 10-Q
period 2011-03-31
NETWORK 1 FINANCIAL GROUP, INC.
filed 2011-05-20
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 12, 2011, the Registrant had 55,560,057 shares of its Common Stock, $.001 par value, outstanding.

NETWORK 1 FINANCIAL GROUP, INC.
FORM 10-Q
March 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Index to Consolidated Financial Statements

Condensed Consolidated Statement of Financial Condition	F–1

Condensed Consolidated Statements of Operations	F–2

Condensed Consolidated Statement of Equity	F–3

Condensed Consolidated Statement of Cash Flows	F–4

Notes to Condensed Consolidated Financial Statements	F–5

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
March 31, 2011 (unaudited) and June 30, 2010

	MARCH	JUNE
	2011	2010
	(unaudited)
ASSETS
Cash	$191,594	$2,635
Commission Receivable from Clearing Firm	80,178	-
Notes Receivable from affiliates	59,002	90,212
Deposit with clearing organization	360,311	685,612
Due from Affiliates	52,227	42,764
Advances to Registered Representatives: net of reserve
for uncollectible accounts of $90,000	90,731	76,286
Securities held for resale, at market	141,363	152,025
Property and Equipment, net.	2,180	3,878
Other Assets	27,000	28,433
TOTAL ASSETS:	$1,004,586	$1,081,845

LIABILITIES AND EQUITY
LIABILITIES
Line of Credit	$30,000	$55,000
Notes Payable	6,994	12,966
Due to Affiliates	1,061	2,413
Commissions Payable	77,529	51,128
Capital Leases payable	2,416	7,626
Warrant Liability	2,108	23,831
Accounts Payable, accrued expenses and other liabilities	219,032	223,484
Bank Overdraft	-	21,413

TOTAL LIABILITIES	339,140	397,861

Commitments and Contingencies

EQUITY
Common Stock, $.001 par value;
100,000,000 shares authorized; 55,560,057 and 40,360,057 issued and
47,635,057 and 32,435,075 outstanding at March 31, 2011 and June 30, 2010, respectively	55,560	40,360
Additional Paid In Capital	2,022,888	1,430,088
Treasury Stock at cost; 7,925,000 shares	(5,129)	(5,129)
Accumulated deficit	(1,622,873)	(996,335)
Total stockholders equity	450,446	468,984
Non-controlling interest	215,000	215,000
TOTAL EQUITY	665,446	683,984

TOTAL LIABILITIES AND EQUITY	$1,004,586	$1,081,845

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues:
Commissions	$266,290	$203,762	$663,028	$605,978
Net dealer inventory gains (losses)	(170,625)	93,250	154,075	118,628
Investment banking	99,262	198,691	227,425	666,027
Interest and Dividends	5,875	8,298	18,973	36,786
Transfer fees and clearing services	4,827	7,345	11,460	20,372
Investment advisory	93,377	215,538	478,493	501,706
Other	26,450	25,550	62,950	39,394
Total Revenue	325,456	752,434	1,616,404	1,988,890

Operating Expenses:
Commissions	534,247	357,739	699,717	1,114,026
Compensation and Related Expenses	220,751	184,542	758,212	576,213
Clearing Fees	41,788	60,273	141,936	174,269
Communications and data processing	44,031	33,224	117,184	90,317
Interest	609	3,648	4,683	13,894
Occupancy and related expenses	54,616	27,600	150,684	105,342
Office Expenses	24,371	23,700	133,001	150,712
Professional Fees	57,774	89,832	255,370	300,477
Depreciation	-	2,160	3,879	6,760
Total Operating Expenses	978,187	782,718	2,264,666	2,532,010

Loss from Operations	(652,731)	(30,284)	(648,262)	(543,120)

Other Income (expenses)
Gain (Loss) on change in derivative liability	8,541	(13,738)	21,723	(22,951)
Total Other Income (expenses)	8,541	(13,738)	21,723	(22,951)
				-
Net loss	(644,190)	(44,022)	(626,539)	(566,071)

Loss/Income attributable to non-controlling interest	-	-		-

Net loss attributable to common shareholders	$(644,190)	$(44,022)	$(626,539)	$(566,071)

Loss per common share (basic and diluted)	$(0.018)	$(0.001)	(0.017)	$(0.017)

Weighted average common shares outstanding	41,228,408	32,435,075	35,846,706	32,435,075

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the nine months ended March 31, 2011
(Unaudited)

			Additional	Treasury	Accumulated	Non-Controlling
	Common Stock		paid-in-capital	Stock	Deficit	interest	Total
	Shares	Amount

Balance - June 30, 2010	40,360,057	$40,360	$1,430,088	$(5,129)	$(996,335)	$215,000	$683,984

Sale of common stock	9,000,000	9,000	351,000				360,000

Stock issued for services	6,200,000	6,200	241,800				248,000

Net loss					(626,539)		(626,539)

Balance - March 31, 2011	55,560,057	$55,560	$2,022,888	$(5,129)	$(1,622,874)	$215,000	$665,445

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine months ended March 31, 2011 and 2010
(unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss attributable to common shareholders	(626,539)	$(566,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,879	6,758
(Gain) Loss on change in derivative liability	(21,723)	22,951
Stock based compensation	248,000	-

Changes in operating assets and liabilities
Due from clearing organization	(80,178)	1,251
Securities held for resale, at market	10,662	(19,125)
Advances to/from registered representatives	(14,445)	38,252
Other assets	1,433	(400)
Securities sold, but not yet purchased, at market	-	(1,215)
Due to clearing organization	325,301	(17,477)
Accounts Payable, accrued expenses & other Liabilities	537	(45,252)
TOTAL ADJUSTMENTS	473,466	(14,257)

NET CASH (USED IN) OPERATING ACTIVITIES	(153,073)	(580,328)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(2,181)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(2,181)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from affiliated companies	20,395	3,986
Proceeds from certificate of deposit	-	550,942
Proceeds from sale of common stock	360,000	-
Repayment of Notes Payable	(5,972)	(19,179)
Repayment of line of credit	(25,000)	(38,000)
Repayment of capital lease	(5,210)	(4,864)
NET CASH PROVIDED BY FINANCING ACTIVITIES	344,213	492,885

NET INCREASE (DECREASE) IN CASH	188,959	(87,443)

CASH - Beginning of Year	2,635	91,882

CASH - End of Year	$191,594	$4,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during year
Interest	$4,682	$13,805
Income Taxes	$2,726	$726

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
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

Upon completion of the Reverse Merger transaction, ISSI changed its name to Network 1 Financial Group, Inc. (the “Company”).

All references to Common Stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 17.16 shares of ISSI’s Common Stock for one (1) share of the acquirer's Common Stock outstanding immediately prior to the Reverse Merger, as if the exchange had taken place as of the beginning of the earliest period presented.

The accompanying unaudited condensed consolidated financial statements present on a consolidated basis the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements for the nine month periods ended March 31, 2011 and 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended June 30, 2010 as disclosed in the Company's 10-K for that year, as filed with the SEC.

The results of the nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for the pending full year ending June 30, 2011.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
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
FOR THE NINE MONTHS ENDED MARCH 31, 2011
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
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(Unaudited)

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

NOTE 4 - Securities Owned and Securities Sold, But Not Yet Purchased, At Market

The following table shows the market values of the Company's investment securities owned and securities sold, but not yet purchased as of March 31, 2011 and June 30, 2010, respectively:

	March 31, 2011		June 30, 2010

Securities:	Owned	Sold Short	Owned	Sold Short

	$141,363	$-	$152,025	$

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

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(Unaudited)

NOTE 5 - Due from Clearing Organization

The following represents amounts on deposit with the Company’s former clearing broker, Southwest Securities, Inc. (“Southwest”)and Legent Clearing LLC (“Legent”) for the 9 months ending March 31, 2011 in the Company’s clearing broker inventory account:

	March 31, 2011	June 30, 2010

Cash	$284,219	$442,033
Marketable securities	76,092	243,579
Total due from clearing organization	$360,311	$685,612

The marketable securities are primarily comprised of corporate stocks. Marketable securities are on deposit with Southwest Securities as of  June 30, 2010  which ceased clearing for the firm on August 13, 2010. Marketable securities held by Legent which started to clear the firm on August 16, 2010 are reflected at fair value.  The Company is required to maintain a deposit balance of $100,000 with Legent. Currently Southwest retains $14,495 in deposit and Legent currently retains approximately $350,000 in deposits for the firm .

For the nine months ending March 31, 2011 and 2010, the Company used the services of Southwest to clear its brokerage business until August 13, 2010 and Legent commenced on August 16, 2010. The Company incurred charges of approximately $141,936 with Legent for the nine months ended March 31, 2011 and $174,269 with Southwest for the nine months ended March 31, 2010.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
 (Unaudited)

NOTE 6 - Related Party Transactions

As of March 31, 2011 and June 30, 2010, due to (from) affiliated companies consisted of the following:

	March 31,	June 30,
	2011	2010

Network 1 Financial Advisors Inc. (a) (b)	$70,945	$91362

Network 1 Financial Assurance, Inc. (b)	$(661)	$400

National Financial Services Group (b)	$39,884	$39,884

(a)	Represents amounts due in the form of a promissory note from an affiliated company whose officers and shareholders are officers and shareholders of the Company.

(b)	Represents amounts due from an affiliated company whose officers and shareholders are officers and shareholders’ of the Company.

NOTE 7 - Line of Credit – Bank

The Company’s bank line of credit is payable on demand. The maximum amount the Company could borrow is $100,000.  Indebtedness under the line of credit provides for interest at the bank’s prime rate, plus 1.0% (approximately 4.25% at March 31, 2011). As of March 31, 2011 and June 30, 2010, the amount outstanding under this credit facility was $30,000 and $55,000 respectively.

NOTE 8 - Net Capital Requirements

Network 1 Financial Securities, Inc. (“NETW”) is a registered broker-dealer and is subject to the SEC’s Uniform Net Capital Rule 15c3-1. This requires that NETW maintain minimum net capital of $100,000 and also requires that the ratio of aggregate indebtedness, as defined, to net capital, shall not exceed 15 to 1.

As of March 31, 2011 and June 30, 2010, NETW’s net capital exceeded the requirement by approximately $67,010 and $94,237 respectively.

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

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
 (Unaudited)

NOTE 9 – Notes Payable

Notes payable include settlement agreements entered into with FINRA in September 2010 and May 2010 for monetary sanctions imposed against the Company. As of March 31, 2011 and June 30, 2010, notes payable consists of the following:

	March 31, 2011	June 30, 2010

Note payable to FINRA in monthly installments of $500 per month including interest at a rate of 6.25% through January 2012	$4,698	$-

Note payable to FINRA in monthly installments of $2,500 per month including interest at a rate of 11.25% through August 2010.	-	5,966

Note payable to FINRA in monthly installments of $500. per month including interest at a rate of 6.25% through August 2011	2,296	7,000

Total notes payable	$6,994	$12,966

NOTE 10 – Capital Stock.

We are authorized to issue 100,000,000 shares of common stock with a par value of $.001 per share.

On January 4, 2011 we issued an aggregate of 6,200,000 shares of common stock to an officer as payment for his appointment as the president of our company. The services were valued at $248,000 based on the value of the stock at the time of issuance.

On March 4, 2011, the Company issued 9,000,000 million shares of $0.001 par value Company common stock to an accredited investor.  As consideration for such shares, the investor paid $360,000 in cash.

NOTE 11 - Warrants and Derivative Liability

The following is additional information with respect to the Company’s warrants as of March 31, 2011

WARRANTS OUTSTANDING AND EXERCISABLE(1)

	Number of	Weighted
	Outstanding	Average	Weighted
	Shares	Remaining	Average
Exercise	Underlying	Contractual	Exercise
Price	Warrants	Life	Price (2)

$0.20	7,357,730	0.56 years	$0.16

	7,357,730	0.56 years	$0.16

(1)
Effective April 8, 2010, the Board of Directors of the Company amended the Warrant Agreement to extend the expiration date of the Warrants by eighteen months, from April 23, 2010 until October 23, 2011.

(2)
Effective March 4, 2011 the exercise price of these warrants was adjusted from $0.20 to $0.16 due to the exercise price adjustment provisions in the warrant agreements.  This adjustment was due to the issuance of common stock for services and sale of the common stock for a stock price lower than the exercise price attributable to the warrants.

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

The derivative liability was valued using the Black-Scholes option valuation model and the following assumptions:

	March 31, 2011	June 30, 2010
Warrants:
Risk Free interest rate	0.05%	0.6%
Expected volatility	88.00%	85.77%
Expected life (in years)	0.56	1.31
Expected dividend yield	0%	0%
Fair value Warrants:	$2,108	$23,831

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(unaudited)

NOTE 12- Fair Value Measurements

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

The following table sets forth the Company’s short and long term investments as of March 31, 2011, which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required, by ASC 820 (formerly SFAS No. 157), these are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Level 1		Level 2	Level 3	Total
Due from clearing organization		$360,311	-	-	$360,311
Securities owned, at market values		89,218	51,845	300	141,363
Total assets		551,674			501,674
Derivative liabilities		-	-	2,108	2,108
Total liabilities	$				$2,108

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the nine months ended March 31, 2011.

2011
Balance at beginning of year	$23,831
Additions to derivative instruments	-
Change in fair value of warrant liability	(21,723)

Balance at end of period	$2,108

 NOTE 13 – Subsequent Event

On March 31, 2010, the Company, Richard Hunt, William Hunt, and an unaffiliated third party were sued in the Superior Court of New Jersey, Mercer County (Docket No. L-572-10) (the “Complaint”).  The Complaint sought to recover $123,307 of unpaid attorney’s fees allegedly owed to Stark and Stark.  The Complaint was reinstated on April 11, 2011.  The Company retained counsel to represent the Company and Messrs. Richard and Hunt in this matter.  On May 6, 2011 the Company entered into a stipulation of agreement (the “Settlement”) with Stark and Stark whereby the Company has agreed to pay Stark and Stark $68,999.07 in 18 monthly payments of $3,833.29, which Stark and Stark has agreed to accept as full and final payment.  The firm made a payment of $11,499.87 (retroactive payment for February, March, April 2011) upon signing the Settlement and continues to make regular payments pursuant to the Settlement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Some of the statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are forward-looking statements, including, but not limited to, statements regarding the Company’s objectives, expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of the words “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially from those disclosed in these statements due to various risk factors and uncertainties affecting our business. We caution you not to place undue reliance on these forward-looking statements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements and we do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report. For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operation in conjunction with the audited financial statements and notes thereto set forth inour Annual Report on Form 10-K for the year ended June 30, 2010 and our other filings with the SEC.

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

During the quarter ended March 31, 2011, we had a decrease in our investment banking fees, a decrease in investment advisory consulting fees and trading gains.  In the same period, we had an increase in commission income. The decrease in investment banking fees was attributable to the reduced fees paid to us by investment banking clients versus the same period in 2010  Our investment advisory fees showed a decrease resulting from fewer investment banking fees earned.  The decrease in advisory consulting fees was due to less number of companies seeking our services. The increase in commissions earned in NETW’s daily transaction business was due primarily to an increase in activity from NETW’s retail clients. The decrease in trading profits was due to increased market volatility and mark to market pricing of securities held. Overall, we experienced an increase in losses in the quarter ended March 31, 2011 compared to the same period in the prior year.

We had a loss from operations of approximately $652,731 for the quarter ended March 31, 2011 excluding the gain on change in derivative liability of $ 8,541, which represents an increase of $622,447 over our net loss of $30,284 in the same period in the prior year.  This increase in loss was primarily due to decreased revenues, increased operating expenses, which consisted of higher commissions paid, cost of additional personnel including the hiring of inside counsel.  Management continues to seek income stabilization from consulting and investment banking fees as well as by reducing its exposure to market positions.  Management believes that in order to expand its marketing and recruitment of experienced registered representatives it will need to seek additional sources of funding.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For a complete description of accounting policies, see Note 2 to our financial statements included in our Form 10-K for the year ended June 30, 2010.  There were no significant changes in critical accounting estimates.

Results of Operations

For the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010

Revenues.  Our consolidated income results for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010 showed a decrease of $372,486. Total revenue for the nine months ended March 31, 2011 was $1,616,404 versus $1,988,890 for the nine months ended March 31, 2010.

We experienced a decrease in revenue of $372,486, or 16% for the nine month period ended March 31, 2011, compared to the nine months ended March 31, 2010.

The decrease in revenue for the nine month period ended March 31, 2011 was due primarily to a decrease of $438,602 or 66%, in the fees earned in investment banking activities. The decrease in investment banking fees earned was attributed to fees earned from lower amount of closed financings for the nine months ended in March 31, 2011 as compared to the nine months ended March 31, 2010. We experienced an increase in revenues of $57,050 or 9%, from our commissions earned as compared in the corresponding period ended March 31, 2010.  The increase was $35,447, or 72% for net dealer inventory gains compared to our net dealer inventory gains in the nine months ended March 31, 2010. The increase in commissions were attributed to increased transactions by our customers and increased net dealer inventory gains were due to increased market volatility.

Operating Expenses. Our consolidated operating expenses for the nine month period ended March 31, 2011 were $2,264,666, or 140% of revenue versus $2,532,010, or 127% of revenue. This represents a decrease of $267,344 or 11%, over the corresponding period ended March 31, 2010. The decrease was due to a reduction of commissions expense of $414,309; a reduction of office expense of $17,711; a reduction in fees paid to professionals of $45,107, and a reduction of  clearing expenses in the amount of $32,333. These decreases were offset by an increase of  communication and data processing of $26,867, an increase of compensation and related expenses of $181,999 and an increase of $45,342 for occupancy and related expenses for the nine months ended March 31, 2011 compared to the corresponding period in March 31, 2010.

The decrease in commission expense is due to reduced commissions paid due to fewer financial placements closed in the nine months ended March 31, 2011. The decrease in office expenses is due to tighter control of purchasing.  The decrease in professional fees is due to the hiring of in-house counsel.

Profit and Loss.  Our consolidated loss was $626,549 for the nine month period ended March 31, 2011 compared to a loss of $566,071, for the corresponding period in 2010. This represents an increase in loss of $60,549 for the nine months ended March 31, 2011 compared to the same period in 2010.

The losses incurred were attributed to increased compensation and related expenses, occupancy and related expenses and communication and data processing and losses incurred to market to market security held in account.

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010

Revenues.  Total revenue for the three months ended March 31, 2011 was $335,455 versus $752,434 for the three months ended March 31, 2010.   We experienced a decrease in revenue of $426,979, or 57%, for the three months ended March 31, 2011 compared to the same period in 2010.

The decrease in revenue for the three month period ended March 31, 2011 was due primarily to an decrease in net dealer inventory gains of $263,875; decrease in investment banking fees of $99,429; and decrease of $122,161 in investment advisory fees.  These were offset by increases in commissions earned on transactions of $62,528, compared to the same period in 2010. The increase was attributed to more transactions and the hiring of additional registered representatives. The decrease in investment banking fees earned was attributed to fewer fees earned from closed financial placements. The decrease in net dealer inventory gains is due to mark to market of securities held in account; the decrease in investment advisory fees is due to a decrease in fees earned from consulting.

Operating Expenses.  Our consolidated operating expenses for the three month period ended March 31, 2011 were $978,186 or 300% of revenue compared to $782,718, or 104% of revenue, for the same period in 2010, representing an increase of $195,468, or 25%. The increase was due to an increase in commission expense of $176,508; an increase in compensation and related expenses of $36,209; and an increase in communication and data processing expenses of $10,807; and an increase in occupancy and related expenses of $27,016. Such increased expenses were offset by a decrease of $32,058 in professional fees; a decrease in clearing fees of $18,485; a decrease in interest expense of  $3,039 and a decrease in depreciation expense of $2,160 for the three month ended March 31, 2011 compared to the same period in 2010.

The increases were due to increased activity of our retail customers due to the increase of registered representatives hired by the firm resulting in more commissions paid and reflecting in part the award of securities in the amount of $248,000 to the new CEO of the firm; and an increase in compensation and related expenses due to hiring of additional staff and in house counsel to assist in the compliance and regulatory workload.

The decreases in expenses were due to reduction of clearing fees, lower interest rates as well as lower balances owed to the bank in the three month ended March 31, 2011 compared to the same period in 2010.

Profit and Loss.  Our consolidated loss was $652,731 before adjustment for the gain of $8,541 from the change in derivative liability, for the three months ended March 31, 2011 compared to a loss of $30,284 for the same period in 2010.  This represents an increased loss of $622,447 for the three months ended March 31, 2011, compared to the same period in 2010.  The losses incurred were attributed to an increase in commission expense, an increase in compensation and related expenses and an increase in occupancy and related expenses and an increase in communications and data processing expenses.

LIQUIDITY AND CAPITAL RESOURCES

 Our primary source of liquidity is cash generated from operations and from short-term financing arrangements. We had $191,594 in cash as of March 31, 2011.

We generated a deficit in cash flow from operations of $153,073 for the nine months ended March 31, 2011. Cash flows used by investing activities for the nine months ended March 31, 2011 were $2,181, and cash flows provided by financing activities for the nine months ended March 31, 2011 was $344,213, comprised primarily of cash flows from sale of common stock.

On December 4, 2009, Network 1 Financial Securities, Inc. (“NETW”), a wholly owned subsidiary of the Company received a letter via regular mail dated November 25, 2009 (the “Termination Letter”) from NETW’s clearing firm, Southwest Securities, Inc. (“Southwest”), stating that the Fully Disclosed Correspondent Agreement, dated as of September 27, 1990, as amended, between NETW and Southwest (the “Clearing Agreement”) was being terminated pursuant to Paragraph 12 of the Clearing Agreement.  Such termination is effective 90 days from the date of the Termination Letter (the “Termination Date”).  NETW entered into a new clearing agreement with Legent Clearing LLC. Legent Clearing LLC commenced clearing the firm’s business on August 16, 2010 and Southwest ceased clearing the firm’s business on August 13, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2011 due to the identification of a material weakness.  A material weakness is a control deficiency or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

The weakness, identified by management, related to the lack of necessary accounting resources to ensure consistently complete and accurate reporting of financial reporting.  To mitigate the current limited resources and limited number of employees, we rely heavily on direct management oversight of transactions.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

(b) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s third fiscal quarter of the fiscal year ending June 30, 2011 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 31, 2010, the Company, Richard Hunt, William Hunt, and an unaffiliated third party were sued in the Superior Court of New Jersey, Mercer County (Docket No. L-572-10) (the “Complaint”).  The Complaint sought to recover $123,307 of unpaid attorney’s fees allegedly owed to Stark and Stark.  The Complaint was reinstated on April 11, 2011.  The Company retained counsel to represent the Company and Messrs. Richard and Hunt in this matter.  On May 6, 2011 the Company entered into a stipulation of agreement (the “Settlement”) with Stark and Stark whereby the Company has agreed to pay Stark and Stark $68,999.07 in 18 monthly payments of $3,833.29, which Stark and Stark has agreed to accept as full and final payment.  The firm made a payment of $11,499.87 (retroactive payment for February, March, April 2011) upon signing the Settlement and continues to make regular payments pursuant to the Settlement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any unregistered equity securities during the three-month period covered by this quarterly report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

Effective at 9:00 AM on May 18, 2011, Michael Rakusin resigned his positions as the Company’s Chief Financial Officer, Director, and member of the Board of Directors’ Compensation Committee due to poor health.

On May 18, 2011, at a special meeting of the Board of Directors, William R. Hunt, Jr. was designated as the Company’s interim principal financial officer.  Mr. Hunt is currently the Company’s Secretary, and the new position is in addition to his existing duties.

From June of 2009 and the consummation of the reverse merger with International Smart Sourcing, Inc., until January of 2011, Mr. Hunt served as President and Chief Operating Officer of the Company.  In January 2011 Mr. Hunt was appointed COO and Secretary of Network 1 Financial Group Inc. Since March 1988, Mr. William Hunt has served as President and Chief Operating Officer of the Company’s subsidiary, Network 1 Financial Securities, Inc. (the “Subsidiary Company”).  In 1993, he was also appointed Chief Financial Officer of the Subsidiary Company. From September 2000 to November 2008, he served as Vice President of Network 1 Financial Advisors, Inc, (“Network Advisors”) and in November 2008 he was appointed President of Network 1 Financial Advisors, Inc.  Since May 1998, he has served as Vice President and Chief Financial Officer of Network 1 Financial Assurance, Inc.  Mr. Hunt is currently a FINRA Registered Representative, and has an insurance and real estate license in New Jersey.  He received his BS in Business Administration from Trenton State College, now known as The College of New Jersey.

On May 18, 2011, at a special meeting of the Board of Directors, the Board unanimously agreed to issue 100,000 shares of Company stock to Vincent LaBarbara as compensation for his service as a Director and Member of the Company’s compensation committee.

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

NETWORK 1 FINANCIAL GROUP, INC.

May 19, 2011	/s/ Damon Testaverde
Date	Damon Testaverde
Chief Executive Officer

May 19, 2011	/s/ William R. Hunt, Jr.
Date	William R. Hunt, Jr.
interim principal financial officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a–14(a)/15d–14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Rule 13a–14(a)/15d–14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002