Form 10-K
period 2011-06-30
NETWORK 1 FINANCIAL GROUP, INC.
filed 2011-10-13
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
YES ☐ NO  ☑

As of June 30, 2011 approximately 55,560,057 shares of its common stock issued and 47,635,057 shares of common stock were outstanding.  The aggregate market value of the common stock held by non-affiliates of the registrant, as of June, 30, 2011, the last business day of the fiscal year, was approximately $371,171 based on the last sale price of $0.025 for the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 56,560,057 shares of its common stock 0.001 par value issued, and 48,635,057 outstanding as of October 10, 2011.

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

Current Business of our Company

As of June 9, 2009, the closing date of the Reverse Merger, through our wholly owned subsidiary, NETW, we commenced the business of providing broker-dealer services. NETW is registered as a broker-dealer with the SEC, 40 states and Puerto Rico. NETW is an introducing broker-dealer that clears all transactions with and for customers on a fully disclosed basis with its clearing broker, Legent Clearing LLC a FINRA member Firm. NETW is a member of the Financial Industry Regulatory Authority (“FINRA”), the Securities Investor Protection Corporation (“SIPC”) and NASDAQ.

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

Employees

We currently have 21 full-time employees and 2 part-time employees. None of our employees are represented by a union. We believe that our relationship with all of our employees is good.

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

	Common Stock Sale Prices
2011	High	Low
First Quarter	0.09	.029
Second Quarter	0.10	.021
Third Quarter	0.04	0.039
Fourth Quarter	0.025	.025

	Common Stock Sale Prices
2010	High	Low
First Quarter	0.14	.042
Second Quarter	.08	.082
Third Quarter	.06	.015
Fourth Quarter	.05	.02

On August 2, 2011 (the most recent date that our common stock has traded), the last sale price of the common stock as reported on the OTCBB was $0.0162 per share.

Holders

On October 10, 2011 there were 126 shareholders of record of our common stock.

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

Performance Graph

Not applicable.

Repurchase of Securities

We did not repurchase any of our common stock during the year ended June 30, 2011

Recent Sales of Unregistered Securities

On March  4, 2011, the Company sold 9,000,000 shares of its common stock to an Windex Capital LLC an unaffiliated investor for proceeds of $360,000 before expenses associated with the placement.

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

The current economic environment has adversely impacted our financial condition as it has for many financial institutions. Although the revenue has not declined significantly, the product mix has impacted the firm’s profitability. During these times the day-to-day transactional business of the firm has declined as investors have been reluctant to enter the capital markets. The firm’s net worth has decreased and our liquidity has been impacted. We have taken steps to reduce expenses and realign our activities into investment banking.  Management believes that the Reverse Merger will provide us with the opportunity to aggressively grow NETW and expand its services at a time when most financial institutions are retrenching.

During the year ended June 30, 2011, NETW investment banking fees decreased, its investment advisory consulting fees decreased.  In the same period, we had an increase in commission income and trading profits.  The decrease in investment banking fees was attributable to fewer private placements and the dencrease in advisory consulting fees was due to a fewer number of companies seeking our services.  The increase in commissions earned in NETW’s daily transaction business was due primarily to adding more retail registered represenatives which resulted in an increase in activity from NETW’s retail clients.  The increase in trading profits was due to increased market volatility.  Overall, NETW experienced an increase in losses in the year ended June 30, 2011 compared to the same period in the prior year.

NETW had a net loss of approximately $812,447 for the year ended June 30, 2011, which represents an increase of $204,211 from our net loss in the same period in the prior year (which was approximately $608,236), due to increased operating expenses. NETW’s management continues to seek income stabilization from consulting and investment banking fees as well as by reducing its exposure to market positions. Management believes that in order to expand its marketing and recruitment of experienced registered representatives it will need to seek additional sources of funding.

Results of Operations

For the Fiscal Years Ended June 30, 2011 and 2010

For the years ended June 30, 2011 and 2010, NETW generated $2,051,656 and $2,929,721 of consolidated revenue, respectively. The decreased revenue of $878,065 in 2011 represents a 29.97% decrease in revenue over 2010, which is the result of an decrease in investment banking fees earned from private placements and institutional investments in funds.

NETW’s consolidated operating expenses were $2,887,934 and $3,537,022  for the years ended June 30, 2011 and 2010, a decrease of $649,088, or 18.35% from the prior period, and represent 140.76% and 120.72% of revenue, respectively. The derecease is due primarily to the reduction of commissions and fees paid due to lower volume of investment banking fees and completed private placements.  Offsetting the decrease was an increase in costs of personnel hired and office expense for the fiscal year ending June 30, 2011 .

Loss from operations was $836,278 and $607,301 for the years ended June 30, 2011 and 2010, and represents 40.76% and 20.72% of revenue, respectively.

Interest expense was $5,254 and $19,021 for the years ended June 30, 2011 and 2010, respectively, a decrease of $13,767 or 72%. The decrease was due to a reduction of interest rates and a reduction in debt balances.

NETW’s consolidated loss was $ 812,447 and $ 608,236  for the years ended June 30, 2011and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash generated from operations and from short-term financing arrangements. We had $58,856 in cash as of June 30, 2011 and $ 2,635 in cash as of June 30, 2010. We believe that we will need capital investment in order to meet our liquidity requirements, including debt service, for the next twelve months the Company is actively exploring funding options, including, but not exclusive to, the sale of securities. Our cash flow from operations is currently insufficient to fund our debt service and other obligations.  As a result, we have decreased our borrowings, reduced or delayed capital expenditures, and are seeking additional capital. There can be no assurance, however, that we will return generating cash flows sufficient to meet our obligations.

We generated a deficit in cash flow from operations of $ 271,020 for the year ended June 30, 2011.  Cash used in investing activities was $7,749 and cash provided by financing activities was $58,856 for the year ended June 30, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Network 1 Financial Group, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of Network 1 Financial Group, Inc and Subsidiaries (the “Company”) as of June 30, 2011 and 2010 and the related consolidated statements of operations, changes in equity and cash flows for each of the two years in the period ended June 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network 1 Financial Group, Inc, and Subsidiaries as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2011 in conformity with United States generally accepted accounting principles.

/s/ RBSM LLP

New York, New York
October 13, 2011

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
JUNE 30, 2011 and 2010

	2011	2010
ASSETS
Cash	$58,856	$2,635
Notes Receivable - Related party	59,002	90,212
Deposit with clearing organization	345,137	685,612
Due from Affiliates	45,482	40,351
Advances to Registered Representatives: net of reserve
for uncollectible accounts of $90,000	70,231	76,286
Securities held for resale, at market	83,415	152,025
Commission receivable from clearing firm	78,021	-
Property and Equipment, net.	17,935	3,878
Other Assets	27,000	28,433
TOTAL ASSETS:	$785,079	$1,079,432

LIABILITIES AND EQUITY

LIABILITIES
Line of Credit	$30,000	$55,000
Notes Payable	4,088	12,966
Commissions Payable	78,943	51,128
Capital Leases payable	18,588	7,626
Warrant Liability	-	23,831
Accounts Payable, accrued expenses and other liabilities	173,923	223,484
Bank Overdraft	-	21,413

TOTAL LIABILITIES	305,542	395,448

Commitments and Contingencies

EQUITY

Common Stock, $.001 par value;
100,000,000 shares authorized; 55,560,057 and 40,360,057
issued and 47,635,057 and 32,435,057 outstanding, respectively	55,560	40,360

Additional Paid In Capital	2,022,888	1,430,088

Treasury Stock at cost; 7,925,000 shares	(5,129)	(5,129)

Accumulated defecit	(1,808,782)	(996,335)

TOTAL STOCKHOLDERS’ EQUITY	264,537	468,984

Non-controlling interest	215,000	215,000
TOTAL EQUITY	479,537	683,984

TOTAL LIABILITIES AND EQUITY	$785,079	$1,079,432

(the accompanying notes are an integral part of these consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30, 2011 and 2010

	2011	2010
Revenues:
Commissions	$943,410	$920,368
Net dealer inventory gains	326,153	28,619
Investment banking	293,799	1,244,780
Interest and Dividends	25,521	37,761
Transfer fees and clearing services	11,460	27,242
Investment advisory	411,775	649,459
Other	39,538	21,492
Total Revenues	2,051,656	2,929,721

Operating Expenses:
Commissions	872,309	1,643,558
Compensation and Related Expenses	1,012,836	694,869
Clearing Fees	158,975	260,680
Communications and data processing	116,841	116,450
Interest	5,254	19,021
Occupancy and related expenses	110,483	133,621
Office Expenses	339,979	298,930
Professional Fees	265,673	360,974
Depreciation	5,584	8,919
Total Operating Expenses	2,887,934	3,537,022

Loss from Operations	(836,278)	(607,301)

Other Income
Loss (Gain) on change in derivative liability	(23,831)	935
Total Other Income	(23,831)	935

Net loss	(812,447)	(608,236)

Income attributable to non-controlling interest	-	-

Net loss attributable to common shareholders	$(812,447)	$(608,236)

Loss per common share (basic and diluted)	$(0.018)	$(0.015)

Weighted average common shares outstanding	46,416,495	40,360,057

(the accompanying notes are an integral part of these consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
For the years ended June 30, 2011 and 2010

			Additional	Treasury	Accumulated	Non-Controlling
	Common Stock		paid-in-capital	Stock	Defecit	interest	Total
	Shares	Amount

Balance - June 30, 2009	40,360,057	$40,360	$1,397,181	$(5,129)	$(388,099)	$215,000	$1,259,313

Capital Contributions			$32,907				$32,907

Net loss					$(608,236)		$(608,236)

Balance - June 30, 2010	40,360,057	$40,360	$1,430,088	$(5,129)	$(996,335)	$215,000	$683,984

Sale of common stock	9,000,000	9,000	351,000				360,000

Stock issued for services	6,200,000	6,200	241,800				248,000

Net loss					(812,447)		(812,447)

Balance -June 30, 2011	55,560,057	$55,560	$2,022,888	$(5,129)	$(1,808,782)	$215,000	$479,537

(the accompanying notes are an integral part of these consolidated financial statements)

NETWORK 1 FINANCIAL SECURITIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended June 30, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(812,447)	$(608,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,584	8,920
(Gain) Loss on change in derivative liability	(23,831)	935
Stock based compensation	248,000	-

Changes in operating assets and liabilities
Due from/to affliates	(5,131)	-
Due from clearing organization	340,475	65,707
Securities held for resale, at market	68,610	(34,934)
Advances to/from registered representatives	6,055	(10,702)
Other assets	1,433	(1,833)
Commissions payable	27,815	9,825
Securities sold, but not yet purchased, at market	-	(1,215)
Due to/from clearing organization	(78,021)	(17,477)
Accounts Payable, accrued expenses & other Liabilities	(49,562)	(26,011)
TOTAL ADJUSTMENTS	541,427	(6,785)

NET CASH (USED IN) OPERATING ACTIVITIES	(271,020)	(615,021)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(7,749)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(7,749)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of line of credit	(25,000)	(38,000)
Proceeds from bank overdraft	(21,413)	21,413
Cash from certificate of deposit	-	550,942
Proceeds from sale of common stock	360,000	-
Advances repaid from affiliated companies	31,211	16,318
Repayment of Notes Payable	(8,878)	(19,503)
Repayment of capital lease	(930)	(5,397)
NET CASH PROVIDED BY FINANCING ACTIVITIES	334,990	525,773

NET INCREASE (DECREASE) IN CASH	56,221	(89,248)

CASH - Beginning of Year	2,635	91,882

CASH - End of Year	$58,856	$2,635

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during year
Interest	$1,537	$19,020
Income Taxes	$2,726	$725

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease	$11,892	$-

(the accompanying notes are an integral part of these consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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

On June 9, 2009, the Company completed a merger transaction with, International Smart Sourcing, Inc. (“ISSI”) an inactive publicly registered shell corporation with no significant assets or operations.  ISSI was incorporated in February 1998 in Delaware.  As a result of the Reverse Merger, NETW became a wholly owned subsidiary of ISSI .

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

Upon the closing date of the Reverse Merger, through its wholly owned subsidiary, NETW, the Company commenced the business of providing broker-dealer services. NETW is registered as a broker-dealer with the SEC, 40 states and Puerto Rico. NETW is an introducing broker-dealer that clears all transactions with and for customers on a fully disclosed basis with its clearing broker, Legent Clearing LLC, a FINRA member firm. NETW is a member of the Financial Industry Regulatory Authority (“FINRA”), the Securities Investor Protection Corporation (“SIPC”) and NASDAQ.

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
FOR THE YEARS ENDED JUNE 30, 2011AND 2010

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
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long lived assets, including property and equipment when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the asset’s estimated future cash flows (discounted and with interest charges). If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets. Based on its assessments, the Company did not incur any impairment charges for the years ended June 30, 2011 and 2010.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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

The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures up to $250,000 at each institution. At times such amounts may exceed the FDIC limits. At June 30, 2011 and 2010, the uninsured cash bank balance was approximately $0 and $0, respectively. The Company believes it is not exposed to any significant credit risks for cash.

Advances to Registered Representatives

The Company extends unsecured credit in the normal course of business to its registered representatives. The determination of the amount of uncollectible accounts is based on the amount of credit extended and the length of time each receivable has been outstanding, as it relates to each individual registered representative. The allowance for uncollectible amounts reflects the amount of loss that can be reasonably estimated by management and is included as part of operating expenses in the accompanying consolidated statements of operations. As of June 30, 2011 and 2010, the Company has reserved approximately $90,000, respectively for any potential non-collection.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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

ASC 740 “Income Taxes” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of ASC 740 as required. As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s financial statements for the years ending June 30, 2011 and 2010.

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

For the years ended June 30, 2011 and 2010, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 3 - Recent Accounting Pronouncements

Management does not believe there are any issued, but not yet effective, accounting standards if currently adopted which would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – Securities held for resale, at market

The following table shows the market values of the Company's investment securities owned as of June 30, 2011and 2010, respectively:

	2011	2010

Securities	$83,415	$152,025

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 5 – Deposit with Clearing Organization

The following represents amounts on deposit with Southwest Securities, Inc. (“Southwest”) and Legent Clearing LLC (“Legent”), the Company’s clearing broker inventory account:

	June 30, 2011			June 30, 2010
	Southwest	Legent	Total	Southwest	Legent	Total
Cash	$14,495	$260,885	$275,380	$392,033	$50,000	$442,033
Marketable securities, net of fair value adjustments	0	69,757	69,757	243,579	-	243,579
	$14,495	$330,642	$345,137	$635,612	$50,000	$685,612

The marketable securities are primarily comprised of corporate stocks. Marketable securities on deposit with Legent Securities are reflected at fair value.  As of June 30, 2011, the Company is required to maintain a clearing deposit of $100,000 with Legent.

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

The Company along with Southwest and Legent entered into an agreement to begin the transfer from Southwest to Legent of all customer accounts introduced by the Company on August 13, 2010. Subsequent to this transfer the Company used Legent to clear its brokerage business.

As of June 2011, the Company also has a deposit of $14,495 in cash at Southwest due to an account still held at the former clearing company.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 6 - Related Party Transactions

As of June 30, 2011 and 2010, due from affiliated companies consisted of the following:

	June 30,
	2011	2010

Legends property development (a)	$0	$1,330

Network 1 Financial Advisors Inc.(b)	$67,095	$91,362

Network 1 Financial Assurance, Inc. (a)	$200	$400

National Financial Services Group (a)	$37,189	$39,884

(a)	Represents amounts due from an affiliated company whose officers and shareholders are officers and shareholders’ of the Company.
(b)	Represents amounts due in the form of a promissory note from an affiliated company whose officers and shareholders are officers and shareholders’ of the Company.

NOTE 7 - Property and Equipment

Property and equipment, net, consists of the following:

	June 30,
	2011	2010
Computer equipment	$135,003	$115,363
Furniture and fixtures	31,251	31,251

Total	166,254	146,614
Less: accumulated depreciation	(148,319)	(142,736)

Property and Equipment - Net	$17,935	$3,878

Depreciation expense for the years ended June 30, 2011 and 2010 was approximately $5,584 and $8,920, respectively.

NOTE 8 - Capital Lease Obligation

The Company has equipment under a capital leases expiring in August 2012 and September 2015. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are included in property and equipment and is amortized over the estimated life of the assets. The interest rate under the lease is 6.60% and 6.89% and is imputed based on the lessor’s implicit rate of return. The Capital lease is payable in monthly installments of $532 and $210, including interest through August 2012 and September 2015.

Amortization of assets held under the capital lease is included in depreciation expense.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

At June 30, 2011, annual minimum future lease payments under the capital lease are as follows:

June 30,	Amount

2012	$9,437
2013	2,517
2014	2,517
2015	2,517
2016	1,600

Total minimum lease payments	$18,588

NOTE 9 - Line of Credit

The Company’s bank line of credit is payable on demand. The maximum amount the Company could borrow is $100,000, indebtedness under the line of credit provides for interest at the bank’s prime rate, plus 1.0%. As of June 30, 2011 and 2010, the amount outstanding under this credit facility was $30,000 and $55,000, respectively.   Indebtedness under the credit agreement is collateralized by substantially all of the assets of the Company and an officers’ personal guarantee.

NOTE 10 - Notes Payable

Notes payable include settlement agreements entered into with the FINRA in May and September  2010, for monetary sanctions imposed against the Company, respectively (See Note 17). As of June 30, 2011, notes payable consists of as follows:

	June 30,
	2011	2010
Note payable to FINRA in monthly installments of $500 per month including interest at a rate of 6.25% through January 2012.	3,264	-

Note payable to FINRA in monthly installments of $2,500 per month including interest at a rate of 11.25% through August 2010.	-	5,966
Note payable to FINRA in monthly installments of $500. per month including interest at a rate of 6.25% through August 2011	824	7,000
Total notes payable	$4,088	$12,966

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 11 - Income Taxes

As of June 30, 2011, the Company had net operating loss carry forwards available to offset future taxable income of approximately $ 2.2 million. As a result of the Reverse Merger, the amount of prior years’ net operating loss carry forwards available to be utilized was significantly reduced due to the change in control provisions of Section 382 of the Internal Revenue Code. These net operating losses which, if not utilized, expire in 2031. At June 30, 2011 the Company has a deferred tax asset, which consists primarily of temporary differences relating to net operating losses. Deferred income taxes reflect the net tax effects of operating loss and tax credit carryforwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized.

A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates the length of carryback and carryforward periods, and expectations of future profits, etc.

The Company believes that uncertainty exists with respect to future realization of the deferred tax assets and has established a valuation allowance for the full amount as of June 30, 2011.

NOTE 12 - Benefit Contribution Plan

The Company sponsors a 401(k) profit sharing plan that covers substantially all of its employees. The plan provides for a discretionary annual contribution, and is allocated in proportion to compensation. In addition, each participant may elect to contribute to the Plan by way of a salary deduction. An employee becomes fully vested in the Company’s contribution after 6 years. A participant is fully vested in their own contributions. For the years ended June 30, 2011 and 2010, the Company made no discretionary contributions to the Plan.

NOTE 13 - Net Capital Requirements

NETW, a subsidiary of the Company, is a registered broker-dealer and is subject to the SEC’s Uniform Net Capital Rule 15c3-1. This requires that NETW maintain minimum net capital of $100,000 and also requires that the ratio of aggregate indebtedness, as defined, to net capital, shall not exceed 15 to 1.

As of June 30, 2011 and 2010, NETW’s net capital exceeded the requirement by approximately $65,211  and $94,237 respectively.

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

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2011AND 2010

NOTE 14 - Non-Controlling Interest in Subsidiaries

Network 1 Financial Securities, Inc. (“NETW”) exchanged substantially all it’s Common Stock in accordance with the reverse merger.  However, NETW’s  Series A preferred stock remained outstanding.    As of June 30, 2011nd 2010, NETW had 1,000,000 shares authorized, of 8% Series A preferred stock $1.00 par value, and 215,000 shares are outstanding.

The Series A preferred stock is redeemable at the option of the Company’s Board of Directors at 125% of the issuance price plus any dividends earned but unpaid and after one year outstanding. The Series A preferred stock is non-voting and non-cumulative. Of the 215,000 shares issued, 130,000 shares are owned by National Financial Services Group, Inc., an affiliated Company, whose officers and shareholders’ are officers and shareholders of the Company. The preferred stock shareholders are entitled to a bonus dividend at the discretion of the board of directors based on the profitability of the firms market making investment activities minus certain deductions. No bonus dividends were declared for the years ended June 30, 2011 and 2010.

NOTE 15 –Warrants and Derivative Liability

The following is additional information with respect to the Company’s warrants as of June 30, 2011:

WARRANTS OUTSTANDING AND EXERCISABLE
	Number of	Weighted
	Outstanding	Average	Weighted
	Shares	Remaining	Average
Exercise	Underlying	Contractual	Exercise
Price	Warrants	Life	Price
$0.16	7,657,733	0.32	$0.16
	7,657,733	0.32	$0.16

Effective April 8, 2010, the Board of Directors of the Company amended the Warrant Agreement to extend the expiration date of the Warrants by eighteen months, from April 23, 2010 until October 23, 2011.

Effective March 4, 2011, the exercise price of these warrants was adjusted from $0.20 to $0.16 due to the exercise price adjustment provisions in the warrant agreements. This adjustment was due to the issuance of common stock for services and sale of the common stock for a stock price lower than the exercise price attributable to the warrants.

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

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

The derivative liability was valued using the Black-Scholes option valuation model and the following assumptions:

	June 30, 2011	June 30, 2010
Warrants:
Risk-free interest rate	0.17%	0.27%
Expected volatility	42.68%	85.77%
Expected life (in years)	0.32	1.31
Expected dividend yield	0%	0%

Fair value:
Warrants	$-	$23,831

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

NOTE 16- Stockholders’ Equity

Common Stock

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

On March  4, 2011, the Company sold 9,000,000 shares of its common stock to an Windex Capital LLC an unaffiliated investor for proceeds of $360,000 before expenses associated with the placement. And authorized the issuance of 900,000 common stock shares to be distributed to the placement agent registered representative of Network 1 Financial Securities Inc.

On January 4, 2011, the Company authorized the issuance of 6,200,000 shares of its common stock as compensation to one of it’s officers valued at $248,000.

On March 17, 2011 the Board authorized the issuance of 100,000 shares to Vicent LaBarbara a Board member for agreeing to join the Board.

Preferred Stock

The Board of Directors of the Company is authorized, without further action of the shareholders of the Company, to issue up to 1,000,000 shares of Preferred Stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any series or the designation of such series. As of June 30, 2011 and 2010, there were no shares of preferred stock issued and outstanding.

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 17 - Commitments and Contingencies

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

In September 2010, the Company entered into a settlement agreement with the NASD for monetary sanctions imposed on the Company. The monetary sanctions amounted in the aggregate to $10,000. The term of the settlement agreement allowed the Company to follow an installment arrangement. Principal terms of the arrangement required a down payment of 25%. The remaining balance is to be paid over a term of 16 months. Interest is to be paid at a rate of approximately 6.25% per annum (See Note 10).

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

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

Minimum future annual rental payments are approximately as follows:

Year Ending	Amount

2012	$108,000
Total	$108,000

The total amount of rent payable under the leases is recognized on a straight line basis over the term of the leases. Rent expense for the years ended June 30, 2011 and 2010 was approximately $108,000 and $121,200, respectively.

NOTE 18 – Fair Value Measurements

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

The table below summarizes the fair values of our financial assets that are measured on a recurring basis at fair value as of June 30, 2011:

	Level 1	Level 2	Level 3	Total
Deposit with clearing organization	$69,757	-	-	$69,757
Securities held for resale	83,415	-	-	83,415
Total Assets	$153,172	-	-	$153,172

Derivative liabilities	$-	-	0	$0
Total Liabilities	$-	-	0	$0

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 Financial Liabilities (derivative liabilities) for the year ended June 30, 2011.

Balance at beginning of year	$23,831
Change in fair value of derivative liabilities	(23,831)
Balance at end of year	$0

NOTE 19 - Subsequent Event

On September 1, 2011, NETW entered into an AWC with FINRA, concerning NETW’s reporting short sales and capacity incorrectly.  The fine was for an aggregate of $12,500.  NETW made one $3,125 payment to FINRA and will pay the balance at a rate of $500 per month until May, 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accounting principles or disagreements with our auditors regarding applications of any accounting principles during the year ended June 30, 2011

Item 9A. Controls and Procedures

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

As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of June 30, 2011 due to the identification of a material weakness. A material weakness is a control deficiency or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls over Financial Reporting

Other than the identification of the material weakness described above, there have not been any other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to affect our internal control over financial reporting.

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

Name	Age	Position
Richard W. Hunt	58	Vice-President and Chairman of the Board
Vincent Labarbara(2)	49	Director
William R. Hunt, Jr.	57	Acting Chief Financial Officer, Secretary and Director
Damon Testaverde	63	President , CEO and Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

Richard W. Hunt was appointed Chief Executive Officer, Vice-President and Chairman of the Board of Directors of the Company following the consummation of the Reverse Merger on June 9, 2009 and served as CEO until January 4, 2011 . Since March 1988, Mr. Hunt has served as Chief Executive Officer, Secretary and Chairman of the Board of Directors of NETW. Mr. Hunt is currently a FINRA Registered Representative. Since May 1998, Mr. Hunt has served as a director of Network 1 Financial Assurance, Inc., which acts as an agent providing life and health insurance products for certain clients on behalf of the Company, and since September 2000, he has served as director of Network 1 Financial Advisors, Inc., which provides advisory services and the in-house management of the Company’s client accounts. Mr. Hunt also served as President of Network 1 Financial Advisors, Inc. between September 2000 and November 2008. Mr. Hunt received his BA in Liberal Arts, with emphasis in Business and  Human Resources, from Trenton State College, now known as The College of New Jersey.

For a period of 45 days during August and September 2007, Mr. Hunt was suspended from association with any FINRA (f/k/a NASD) member in a principal capacity (Supervisor) but not as a registered representative and was fined $25,000, upon consenting to such sanctions and the entry of findings in connection with charges that Mr. Hunt violated certain NASD Conduct rules for failure to supervise.

Vincent LaBarbara, was appointed director in March 2011. He has more thatn 20 years of experience in general management, acquistions, and financial investments.  Mr Labarbara currently serves as a Managing Director at Network 1 Financial Securities, Inc since October 2010.  Prior to his current position, Mr. LaBarbara served as President and Chief executive officer of Skyebanc, Inc. a registered broker dealer specializing in private equity transactions from March 2005 to October 2010.

William Hunt Jr. was appointed Acting Chief Financial Officer in March 2011 and was appointed Secretary of the Company on January 4, 2011. He was appointed President and a member of the Board of Directors of the Company following the consummation of the Reverse Merger on June 9, 2009 and served in that capacity until January 4, 2011. Since March 1988, Mr. Hunt has served as the President, Chief Operating Officer and a director of NETW. In 1993, he was also appointed Chief Financial Officer of NETW. From September 2000 to November 2008, he served as Vice President of Network 1 Financial Advisors, Inc, and in November 2008 he was appointed President. Since May 1998, he has served as Vice President and Chief Financial Officer of Network 1 Financial Assurance, Inc. Mr. Hunt is currently a FINRA Registered Representative, and has an insurance and real estate license in New Jersey. He received his BS in Business Administration from Trenton State College, now known as The College of New Jersey.

Damon D. Testaverde was appointed President and CEO on January 4, 2011.  He was appointed Secretary and a member of the Board of Directors of the Company following the consummation of the Reverse Merger on June 9, 2009 and served in that capacity until January 4, 2011. Since July 1994, Mr. Testaverde has been the managing director of NETW. From May 1991 until June 1995, Mr. Testaverde served as President and Chief Executive officer of TekInsight. From 1989 to March 1991, Mr. Testaverde served as the principal stockholder of R.H. Damon & Company, Inc. a full service securities broker-dealer. From 1980 to 1986, he served in the capacity of President of S.D. Cohn & Co., Inc., a full service securities broker-dealer. He is currently a FINRA Registered Representative. He received his B.A. in Accounting from Pace University.

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

Richard W. Hunt and William R. Hunt, Jr. were officers of a private golf and country club that has sought protection under the bankruptcy laws on April, 15, 2011.

Family Relationships

William R. Hunt, Jr. and Richard W. Hunt are brothers. There are no other family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Except as set forth above with respect to Richard W. Hunt and Damon Testaverde William R. Hunt, Jr, none of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

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

Meetings of the Board

Our Board of Directors met three (3) times in person during the fiscal year ended June 30, 2011. All directors serving at the time attended the meeting.

Board Committees

Our Board of Directors has established a compensation committee (the “Compensation Committee”), an audit committee (the “Audit Committee”), and a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”).

The Compensation Committee. The Compensation Committee consists of Vincent LaBarbara. The Compensation Committee determines the salaries and bonuses of our executive officers.

The Audit Committee. Currently no members appointed

Nominating and Corporate Governance Committee. Currently no members appointed

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

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and NASDAQ. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on a review of such reports provided to us and written representations that no other reports were required during, or with respect to, the year ended June 30, 2011, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners have been satisfied.

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information concerning the compensation paid and awarded to those individuals serving as our officers following the consummation of the Reverse Merger. It includes compensation paid at the end of the fiscal years ended June 30, 2011 and 2010 to (i) our Chief Executive Officer and former Chief Executive Officer and (ii) the two most highly compensated executive officers (other than our Chief Executive Officer) of us and our subsidiaries whose total compensation exceeded $100,000 for these periods. These individuals may be collectively referred to in this report as our “Named Executive Officers.”

							Non-	Non-
							Equity	qualified
	Fiscal						Incentive	Deferred
Name and Principal	Year				Stock	Option	Plan	Compensation	All Other
Position	Ended	Salary	Bonus		Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)		($)	($)	($)	($)	($)	($)

		—	—		—	—	—	—	—	—

Richard W. Hunt	2011	119,600	10,746	(5)	—	—	—	—	—	131,535
Chairman of the Board and	2010	119,600	50,935	(5)		—	—	—	—	170,535
Vice-
President (1)(2)

William R. Hunt	2011	119,600	10,745	(5)	—	—	—	—	—	131,535
Acting CFO, Director, Secretary(2)(3)	2010	119,600	50,935	(5)	0	—	—	—	—	170,535

Damon Testaverde	2011	—	171,540	(5)	248,000	—	—	—	—	419,540
President, CEO and Director (4)	2010		1,008,815	(5)	—	—	—	—	—	1,008,815

(1)
Richard W. Hunt was appointed Chief Executive Officer and Vice-President of the Company on June 9, 2009 in conjunction with the consummation of the Reverse Merger. He resigned as CEO on Januany 4, 2011

(2)
Represents fees paid to Richard W. Hunt and William R. Hunt, Jr. for their services to NETW during the fiscal years ended June 30, 2011 and 2010  NETW does not have employment agreements with any of its employees. The salary for Messrs. William and Richard Hunt consists of a base salary plus commissions, which commissions have been waived by each of Messrs. William and Richard Hunt from time to time. The base salary for Messrs. William and Richard Hunt was determined by looking at comparable salaries for individuals holding similar titles at other brokerage firms of similar size. The commission portion allows them to increase their salary based on actual production, which NETW’s management believes is standard in the industry.

(3)
William R. Hunt, Jr. was appointed President of the Company on June 9, 2009 in conjunction with the consummation of the Reverse Merger. He resigned as President on January 4, 2011 and was appointed Secretary on January 4, 2011. He was appointed as Acting Principal Accounting Officer in March 2011.

(4)
Mr. Testaverde was appointed Secretary of the Company on June 9, 2009 in conjunction with the consummation of the Reverse Merger. He resigned as Secretary on January 4, 2011 and was appointed President and CEO on January 4, 2011 Represents fees paid for Mr. Testaverde’s services to NETW during the fiscal years ended June 30, 2011 and 2010

(5)	Represents, comission payments.

Employment Contracts

We do not have employment agreements with any of our employees.

Compensation of Directors

All of our directors, regardless of whether they are also employees of our Company, receive $500 a month for serving on the Board of Directors as well as reimbursement of reasonable expenses incurred in attending meetings., which has been waived by the members.

DIRECTOR COMPENSATION

No fees were paid to any of our directors for the fiscal year ended June 30, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth as of October 10, 2011 certain information regarding the beneficial ownership of Common Stock by (i) each person or “group” (as that term is defined in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of the common stock, (ii) each of our executive officers, (iii) each director and nominee and (iv) all directors and executive officers as a group. Except as otherwise indicated, we believe, based on information furnished by such persons, that each person listed below has sole voting and investment power over the shares of common stock shown as beneficially owned, subject to community property laws, where applicable. Beneficial ownership is determined under the rules of the SEC and includes any shares which the person has the right to acquire within 60 days after October 10, 2011 through the exercise of any stock option or other right.

Name and address of beneficial owner	Amount and nature of Beneficial ownership		Percent of class of Common Stock(1)
Horace T. Ardinger, Jr.	11,077,351	(2)	20.66%
9040 Governors Row
Dallas, TX 75356

Windex Capital LLC
Suite 3-15-1603, New World Center	9,000,000		18.50%
Chongwen District
Beijing 100062, PR China	,

Directors and Officers(3) :

Vincent LaBarbara* Director	300,000		0.62%

Damon Testaverde President. CEO and Director	9,523,653	(4)	19.26%

William R. Hunt, Jr. Secretary, COO and Director	9,363,213	(5)	19.11%

Richard W. Hunt Vice-President and Chairman	9,284,933	(6)	18.98%

Directors and Officers as a group (4 persons)	27,492,212	(7)	55.51%

*Less than one percent.

(1)	Based on 48,635,057 shares of common stock outstanding as of October 10, 2011.
(2)
Includes 965,000 warrants with an exercise price of approximately $0.80 to purchase a total of 4,979,400 shares of common stock which expire on October 23, 2011. Also includes 5,668,920 shares of common stock held by H.T. Ardinger & Sons, Inc., a Texas corporation, of which Mr. Ardinger has sole voting and dispositive control. Also includes 429,031 shares which Mr. Ardinger received in conjunction with the Reverse Merger as a result of his ownership of NETW shares. Does not include 317,500 shares owned by Mr. Ardinger’s wife, to which he disclaims beneficial ownership.

(3)	The address of each officer and director is c/o Network 1 Financial Group, Inc., 2 Bridge Avenue, 4th floor, Red Bank, NJ 07701.
(4)
Includes 53,452 warrants with an exercise price of approximately $0.80 to purchase of total of 275,278 shares of common stock which expire October 23, 2011. Such warrants are owned by Network 1 Financial Securities, Inc., over which Mr. Testaverde shares control with Mr. William Hunt and Mr. Richard Hunt. Also includes 12,500 shares of common stock owned by Mr. Testaverde’s wife, Patricia. Also includes 5,000 shares of common stock owned by R. H. Damon, Inc., a corporation over which Mr. Testaverde exercises voting and investment control. Also includes 104,000 warrants with an exercise price of approximately $0.80 to purchase 535,600 shares of common stock which expire on October 23, 2011.

(5)
Includes 53,452 warrants with an exercise price of approximately $0.80 to purchase of total of 275,278 shares of common stock which expire October 23, 2011. Such warrants are owned by Network 1 Financial Securities, Inc., over which Mr. Hunt shares control with Mr. Testaverde and Mr. Richard Hunt. Also includes 429,031 shares of common stock received in conjunction with the Reverse Merger by Network 1 Financial Advisors, Inc., a corporation over which William Hunt shares voting and investment control with Richard Hunt. Also includes 15,200 warrants with an exercise price of approximately $0.80 to purchase a total of 78,280 shares of common stock which expire October 23, 2011.

(6)
Includes 53,452 warrants with an exercise price of approximately $0.80 to purchase of total of 275,278 shares of common stock which expire October 23, 2011. Such warrants are owned by Network 1 Financial Securities, Inc., over which Mr. Hunt shares control with Mr. Testaverde and Mr. William Hunt. Also includes 429,031 shares of common stock received in conjunction with the Reverse Merger by Network 1 Financial Advisors, Inc., a corporation over which Richard Hunt shares voting and investment control with William Hunt.

(7)
Includes 53,452 warrants owned by Network 1 Financial Securities, Inc. with an exercise price of approximately $0.80 to purchase a total of 275,278 shares of common stock and which expire on October 23, 2011. Also includes 104,000 warrants with an exercise price of approximately $0.80 to purchase 535,600 shares of common stock and which expire October 23, 2011. Also includes 15,200 warrants with an exercise price of approximately $0.80 to purchase a total of 78,280 shares of common stock which expire October 23, 2011.

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

On November 18, 2008, the Company loaned to and received a promissory note in the amount of $100,000 from Network 1 Financial Advisors Inc. The effective interest rate for the note is 6% per annum. The note matured on November 18, 2009 which was extended to November 18, 2011.

There were no other related party transactions for the fiscal year ended June 30, 2011.

Director Independence

Our determination of independence of directors is made by using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of the Financial Industry Regulatory Authority. Our Board of Directors has determined that Richard Hunt, Vincent LaBarbara , William R. Hunt, Jr. and Damon Testaverde are not “independent” under this rule by virtue of their positions as corporate and executive officers of our Company.

Item 14. Principal Accountant Fees and Services.

	Fees
Fee Category	2011	2010
Audit Fees	$48,015	$42,500
Audit-Related Fees	–	—
Tax Fees	5,000	5,000
All Other Fees	2,700	2,700
Total Fees	$55,715	$50,200

Audit Fees

RBSM LLP (“RBSM”) was engaged to audit our financial statements for the fiscal years ended June 30, 2011 and 2010.  RBSM billed us an aggregate of approximately $55,715 and $50,200 in fees for professional services during the fiscal year ended June 30, 2011 and 2010, respectively.

Audit Related Fees

We did not incur any audit-related fees for the fiscal years ended June 30, 2011 and 2010.

Tax Fees

We engaged RBSM to prepare our tax returns for fiscal years ending June 30, 2011 and 2010.

All Other Fees

We engaged RBSM for other services, primarily related to AML audit services, for the fiscal years ending June 30, 2011 and 2010.

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

NETWORK 1 FINANCIAL GROUP, INC.

Date: October 13, 2011	/s/ Damon Testeverde
Damon Testaverde
President, CEO

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Damon Testeverde	Chief Executive Officer, President and Director	October 13, 2011
Damon Testeverde	(Principal Executive Officer)

/s/ Vincent LaBarbara	Director
Vincent LaBarbara

/s/ William R. Hunt, Jr.	Secretary and Director
William R. Hunt, Jr.	(Interim Principal Accounting Officer)

/s/ Richard W. Hunt	Vice President and Chairman
Richard W, hunt

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
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