Form 10-K/A
period 2011-06-30
NETWORK 1 FINANCIAL GROUP, INC.
filed 2011-10-21
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
Amendment No. 1
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

EXPLANATORY NOTE
On October 13, 2011, the undersigned registrant filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (“Original Annual Filing”).  Subsequent thereto, it came to the registrant attention that certain items required pursuant to Item 401 of Regulation S-K had been omitted from Item 10 of the Original Annual Filing.  The Registrant hereby amends the Original Annual Filing to include the required items.

This amendment does not reflect any subsequent information or events occurring after the original filing date or modify or update in any way disclosures made (except for those noted above) in the Form 10-K, as filed with the Securities and Exchange Commission.  Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Annual Filing, including any amendments to such filing.

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

Without admitting or denying wrongdoing Mr. Hunt signed a consent agreement with FINRA in July 2007 resulting in the following: for a period of 45 days during August and September 2007, Mr. Hunt was suspended from association with any FINRA (f/k/a NASD) member in a principal capacity (Supervisor) but not as a registered representative and was fined $25,000, upon consenting to such sanctions and the entry of findings in connection with charges that Mr. Hunt violated certain NASD Conduct rules for failure to supervise.

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

Without admitting or denying wrongdoing, Vincent LaBarbara signed a consent agreement with FINRA in May 2010 in order to resolve a supervisory issue involving a branch manager of a broker/dealer that was not then, and is not now affiliated with either Network 1 Financial Group, Inc or its subsidiary, Network 1 Financial Securities, Inc.

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

Without admitting or denying wrongdoing, William R Hunt, Jr. signed a consent and requalification agreement with FINRA in June 2004 while Mr. Hunt was acting as Network 1 Financial Securities’ chief financial officer.  This agreement arose out of an accounting dispute regarding the method of calculating Network 1 Financial Securities’ net capital.

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

Involvement in Certain Legal Proceedings

Except as set forth above, none of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

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

NETWORK 1 FINANCIAL GROUP, INC.

Date: October 21, 2011	/s/ Damon Testeverde
Damon Testaverde
President, CEO

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Damon Testeverde	Chief Executive Officer, President and Director	October 21, 2011
Damon Testeverde	(Principal Executive Officer)

/s/ Vincent LaBarbara	Director
Vincent LaBarbara

/s/ William R. Hunt, Jr.	Secretary and Director
William R. Hunt, Jr.	(Interim Principal Accounting Officer)

/s/ Richard W. Hunt	Vice President and Chairman
Richard W, hunt

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
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