Form 10-Q
period 2011-09-30
NETWORK 1 FINANCIAL GROUP, INC.
filed 2011-11-22
CIK 1057695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 10, 2011, the Registrant had 48,635,057 shares of its Common Stock, $.001 par value, outstanding.

NETWORK 1 FINANCIAL GROUP, INC.
FORM 10-Q
SEPTEMBER 30, 2011

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Index to Consolidated Financial Statements

Condensed Consolidated Statement of Financial Condition	F–1

Condensed Consolidated Statements of Operations	F–2

Condensed Consolidated Statement of Equity	F–3

Condensed Consolidated Statement of Cash Flows	F–4

Notes to Condensed Consolidated Financial Statements	F–5

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
September 30, 2011 (unaudited) and June 30, 2011

	SEPTEMBER 30,	JUNE 30,
	2011	2011
	(unaudited)
ASSETS
Cash	$6,947	$58,856
Commission Receivable from Clearing Firm	8,391	$78,021
Notes Receivable - Related Party	55,631	59,002
Deposit with clearing organization	322,050	345,137
Due from Affiliates	9,180	45,482
Advances to Registered Representatives: net of reserve
for uncollectible accounts of $ $90,000 respectively.	76,058	70,231
Securities held for resale, at market	85,493	83,415
Property and Equipment, net.	16,185	17,935
Other Assets	27,000	27,000

TOTAL ASSETS:	$606,935	$785,079

LIABILITIES AND EQUITY
LIABILITIES
Line of Credit	$30,000	$30,000
Notes Payable	11,183	4,088
Commissions Payable	29,520	78,943
Capital Leases payable	16,542	18,588
Accounts Payable, accrued expenses and other liabilities	140,075	173,923

TOTAL LIABILITIES	227,320	305,542

Commitments and Contingencies

EQUITY
Common Stock, $.001 par value;		-
100,000,000 shares authorized; 56,560,057 and 55,560,057 issued and 48,635,057 and 47,635,057 outstanding, respectively	56,560	55,560
Additional Paid In Capital	2,059,888	2,022,888
Treasury Stock at cost; 7,925,000 shares	(5,129)	(5,129)
Accumulated deficit	(1,946,704)	(1,808,782)
Total stockholders equity	164,615	264,537

Non-controlling interest	215,000	215,000

TOTAL EQUITY	379,615	479,537

TOTAL LIABILITIES AND EQUITY	$606,935	$785,079

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2011 and 2010
(unaudited)

	SEPTEMBER	SEPTEMBER
	2011	2010
Revenues:
Commissions	$349,167	$169,788
Net dealer inventory gains	9,122	146,288
Investment banking	3,000	99,063
Interest and Dividends	6,145	6,890
Transfer fees and clearing services	-	6,633
Investment advisory	74,949	107,777
Other	335	11,000
Total Revenue	442,718	547,439

Operating Expenses:
Commissions	169,045	87,386
Compensation and Related Expenses	176,323	253,486
Clearing Fees	48,331	47,229
Communications and data processing	28,716	33,285
Interest	587	3,398
Occupancy and related expenses	22,044	41,753
Office Expenses	37,693	49,022
Professional Fees	95,343	115,381
Depreciation	2,558	2,160
Total Operating Expenses	580,640	633,100

Loss from Operations	(137,922)	(85,663)

Other Income
Gain on change in derivative liability	-	10,084
Total Other Income	-	10,084

Net loss	$(137,922)	$(75,579)

Loss per common share (basic and diluted)	$(0.003)	$(0.003)

Weighted average common shares outstanding	48,580,709	23,393,529

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the three months ended September 30, 2011
(Unaudited)

			Additional	Treasury	Accumulated	Non-Controlling
	Common Stock		paid-in-capital	Stock	Defecit	interest	Total
	Shares	Amount

Balance - June 30, 2011	55,560,057	$55,560	$2,022,888	$(5,129)	$(1,808,782)	$215,000	$479,537

Shares issued for services	1,000,000	$1,000	$37,000				$38,000

Net loss					$(137,922)		$(137,922)

Balance - September 30, 2011	56,560,057	$56,560	$2,059,888	$(5,129)	$(1,946,704)	$215,000	$379,615

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended September 30, 2011 and 2010
(unaudited)

	September	September
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss attributable to common shareholders	$(137,922)	$(75,579)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Depreciation	2,558	2,160
Gain on change in derivative liability	-	(10,084)
Stock based compensation	2,000	-
Changes in operating assets and liabilities
Due from clearing organization	23,087	332,468
Securities held for resale, at market	(2,078)	11,550
Advances to/from registered representatives	(55,250)	6,405
Other assets	-	16,913
Securities sold, but not yet purchased, at market	-	11,933
Accounts Payable, accrued expenses & other Liabilities	2,153	(31,950)
Commission Receivable from Clearing Organization	69,630	(76,113)
TOTAL ADJUSTMENTS	42,100	263,282

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(95,822)	187,703

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(808)	-
NET CASH USED IN INVESTING ACTIVITIES	(808)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to affiliated companies	36,302	1,970
Advances from affiliated companies	3,370	(270)
Repayment of Notes Payable	7,095	(295)
Repayment of capital lease	(2,046)	(533)
		-
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,721	872

NET (DECREASE) INCREASE IN CASH	(51,909)	188,575

CASH - Beginning of Period	58,856	2,635

CASH - End of Period	$6,947	$191,210

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during Quarter
Interest	$571	$3,398
Income Taxes	$-	$2,162

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

The accompanying unaudited condensed consolidated financial statements for the three month periods ended September 30, 2011 and 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended June 30, 2011 as disclosed in the Company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the pending full year ending June 30, 2012.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011AND 2010
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

NOTE 3 - Recent Accounting Pronouncements

Management does not believe there are any issued, but not yet effective, accounting standards if currently adopted which would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – Securities held for resale, At Market

 The following table shows the market values of the Company's investment securities owned as of September 30, 2011 and June 30, 2011, respectively:

September 30, 2011	June 30, 2011

$85,493	$83,415

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

NOTE 5 - Due from Clearing Organization

The following represents amounts on deposit in the Company’s clearing broker inventory account with Southwest Securities, Inc. (“Southwest”)and Legent Clearing LLC (“Legent”) for the fiscal year ended June 30, 2011, and  for the three months ended September 30, 2011:

	September 30, 2011			June 30, 2011
	Southwest	Legent	Total	Southwest	Legent	Total
Cash	$14,495	$254,960	$275,380	$14,495	$260,885	$275,380
Marketable securities, net of fair value adjustments	0	52,595	52,595	-	69,757	69,757
	$14,495	$307,555	$322,050	$14,495	$330,642	$345,137

The marketable securities are primarily comprised of corporate stocks. Marketable securities on deposit with Legent are reflected at fair value.  As of September 30, 2011, the Company is required to maintain a clearing deficit of $100,000 with Legent.

For the three months ended September 30, 2011, the Company used the services of  Legent to clear its brokerage business.  Southwest ceased clearing the Company’s brokerage business on August 13, 2010 and Legent commenced clearing on August 16, 2010.   The Company incurred charges of approximately $49,320 for the three months ended September 30, 2011 and  approximately $23,387 with Southwest and $23,841 with Legent for the three months ending September 30, 2010

NOTE 6 - Related Party Transactions

As of September 30, 2011 and June 30, 2011, due from (to) affiliated companies consisted of the following:

	September 30,	June 30,
	2011	2011

Network 1 Financial Advisors Inc.(b)	$55,781	$67,362

Network 1 Financial Assurance, Inc. (a) (b)	$146	$200

National Financial Services Group (c)	$8,884	$37,189

(a)	Represents expenses paid on behalf of an affiliated company whose directors are officers and shareholders of the Company.
(b)	Represents amounts due in the form of a promissory note from an affiliated company whose officers and shareholders are officers and shareholders of the Company.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

NOTE 7 - Capital Lease Obligation

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

Amortization of assets held under the capital lease is included in depreciation expense.

At September 30, 2011, annual minimum future lease payments under the capital lease are as follows:

June 30,	Amount

2012	$7,391
2013	2,517
2014	2,517
2015	2,517
2016	1,600

Total minimum lease payments	$16,542

NOTE 8 - Line of Credit – Bank

The Company’s bank line of credit is payable on demand. The maximum amount the Company could borrow is $100,000.  Indebtedness under the line of credit provides for interest at the bank’s prime rate, plus 1.0% (approximately 4.25% at September 30, 2011). As of September 30, 2011 and June 30, 2011, the amount outstanding under this credit facility was $30,000.

Indebtedness under the credit agreement is collateralized by substantially all of the assets of the Company and an officers’ personal guarantee.

NOTE 9 – Notes Payable

Notes payable include settlement agreements entered into with the FINRA in September 2011, September 2010 and May 2010, for monetary sanctions imposed against the Company.  As of September 30, 2011 and June 30, 2011, notes payable consists of the following:

	September 30, 2011	June 30, 2011
Note payable to FINRA in monthly installments of $500 per month including interest at a rate of 6.25% through January 2012	$1,808	$3,264

Note payable to FINRA in monthly installments of $ 500 per month including interest at a rate of 6.25% through May 2013	9,375	-0-

Note payable to FINRA in monthly installments of $500 per month including interest at a rate of 6.25% through August 2011	-0-	824

Total notes payable	$11,183	$4,088

NOTE 10 - Net Capital Requirements

NETW is a registered broker-dealer and is subject to the SEC’s Uniform Net Capital Rule 15c3-1. This requires that NETW maintain minimum net capital of $100,000 and also requires that the ratio of aggregate indebtedness, as defined, to net capital, shall not exceed 15 to 1.

As of September 30, 2011 and June 30, 2011, NETW’s net capital exceeded the requirement by approximately $37,316 and $65,212 , respectively.

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

NOTE 11 – Capital Stock.

We are authorized to issue 100,000,000 shares of common stock with a par value of $.001 per share.

On July 6, 2011 we issued an aggregate of 900,000 shares of common stock for previously accrued services valued at $36,000 based on the value of the stock at the time of issuance.

On July 6, 2011 the Company issued 100,000 shares of $0.001 par value Company common stock to a Company director.  The services were valued at $2,000 based on the value of the stock at the time of issuance.

NOTE 12 - Warrants

The following is additional information with respect to the Company’s warrants as of September 30, 2011:

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

WARRANTS OUTSTANDING AND EXERCISABLE

	Number of	Weighted
	Outstanding	Average	Weighted
	Shares	Remaining	Average
Exercise	Underlying	Contractual	Exercise
Price	Warrants	Life	Price

$0.16	7,657,733	0.07 years	$0.16

	7,657,733	0.07 years	$0.16

Note: The warrants’ expiration date is October 23, 2011.

NOTE 13- Fair Value Measurements

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

The following table sets forth the Company’s short and long term investments as of September 30, 2011, which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 820 (formerly SFAS No. 157), these are classified based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Level 3	Total
Due from clearing organization	$52,595	-	-	$52,595
Securities owned, at market values	85,493	-	-	85,493
Total Assets	$138,088	-	-	$138,088

NOTE 14 – Subsequent Events

On October 28, 2011 the firm sold 4.350,000 shares of its common stock to an affiliated person, for gross proceeds of $87,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Some of the statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are forward-looking statements, including, but not limited to, statements regarding the Company's objectives, expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of the words "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially from those disclosed in these statements due to various risk factors and uncertainties affecting our business. We caution you not to place undue reliance on these forward-looking statements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements and we do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report. For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management's Discussion and Analysis of Financial Condition and Results of Operation in conjunction with the audited financial statements and notes thereto set forth in our Annual Report on Form 10-K for the year ended June 30, 2011 and our other filings with the SEC.

OVERVIEW

On June 9, 2009, the Company (then known as "International Smart Sourcing, Inc." or "ISSI") closed certain transactions contemplated in a certain Stock Purchase Agreement dated as of March 26, 2009 (the "Agreement") which we entered into with Network 1 Financial Securities, Inc., a privately held Texas corporation ("NETW"), and certain former shareholders of NETW. At the closing, we acquired 1,250,528 shares, or approximately 97.55%, of common stock of NETW outstanding on such date (the "Reverse Merger"). In accordance with the terms of the Agreement, we issued 21,460,622 shares of our common stock to the former shareholders of NETW, in exchange for the acquisition, by the Company, of approximately 97.55% of the outstanding common shares of NETW.

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

Upon the completion of the Reverse Merger, we became the ultimate parent company of NETW and we changed our name from "International Smart Sourcing, Inc." to "Network 1 Financial Group, Inc." ("NETW Group," the "Company," "we," "us," or "our").

During the quarter ended September 30, 2011, we had a decrease in our investment banking fees and  a decrease  in our investment advisory consulting fees. In the same period, we had an increase in commission income but a decrease  in trading profits. The decrease in investment banking fees was attributable to a reduction in the number of completed private placements and a decrease in  our investment advisory consulting fees, which   was due to a  lesser number of companies seeking our services. The increase in commissions earned in NETW's daily transaction business was due primarily to a increase in activity from NETW's retail clients. The decrease in trading profits was due to increased market volatility. Overall, we experienced a increase in losses in the quarter ended September 30, 2011 compared to the same period in the prior year.

We had a loss from operations of approximately $137,922 for the quarter ended September 30, 2011, which represents an increase of $52,259 over our net loss of $85,663 in the same period in the prior year. This increase was primarily due to decreased revenues which consisted of lower investment banking commissions, a decrease in net dealer inventory gains, investment advisory fees offset by a reduction in operating expenses in occupancy, office expenses, professional fees and compensation and related expenses. Management continues to seek income stabilization from consulting and investment banking fees as well as by reducing its exposure to market positions. Management believes that in order to expand its marketing and recruitment of experienced registered representatives it will need to seek additional sources of funding.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 2 to our financial statements included in our Form 10-K for the year ended June 30, 2011. There were no significant changes in critical accounting estimates.

Results of Operations

For the three months ended September 30, 2011 and 2010, we generated $442,718 and $547,439 of consolidated revenue, respectively. The decrease in revenue of $104,721 in the quarter ended September 30, 2011 represents a 19% decrease in revenue over the corresponding period in 2010 and is due to a decrease in dealer inventory gains or trading profits and a decrease in investment advisory fees. The decrease in inventory gains or trading profits was due primarily to increased market volatility. The decrease in investment advisory fees is primarily due to a decrease in fees earned in our advisory business to companies and individuals.

We reported an operating loss of $137,922 in the three months ended September 30, 2011 compared to a loss of $85,663 for the corresponding period in the prior year, which represents an increase of $52,259. The increase in operating loss was due to an increase in commissions payable and an increase in clearing fees, as well as a reduction in compensation and related expenses, occupancy and relates expenses, office expense, and professional fees..

Our consolidated operating expenses were $580,640 and $633,100 for the quarters ended September 30, 2011 and 2010, respectively, representing a decrease of $52,460 or 8% from the prior period, and represents 131% and 116% of revenue, respectively. The decrease in our expenses in 2011 was primarily due to a reduction of compensation and related expenses, occupancy and related expenses, office expenses, and professional fees offset by an increase in commission paid to register representatives...

Interest expense was $587 and $3,398 for the quarters ended September 30, 2011 and 2010, respectively, a decrease of $2,811 or 83%. The decrease was due to a reduction in interest rates and a reduction in debt financing.

Our consolidated loss was $137,922 and $85,663 for the three months ended September 30, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash generated from operations and from short-term financing arrangements. We had $6,947 in cash and as of September 30, 2011.

We generated negative cash flow from operations of $95,822 for the three months ended September 30, 2011 comprised primarily of cash proceeds from the receivables from Legent Clearing LLC. Cash flows provided by financing activities for the three months ended September 30, 2011 were $44,721

Our business has experienced difficulty in closing investment banking private placements due to volatile market conditions subsequent to September 30, 2011. Accordingly, we are experiencing liquidity and cash flow problems.

We will need additional funds in the near term to finance operations and meet revenue, profitability, growth, diversification and other strategic goals for the foreseeable future.

Additional financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations. The firm is currently reviewing its options due to its liquidity problems.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2011 due to the identification of a material weakness. A material weakness is a control deficiency or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 28, 2011 the firm sold 4.350,000 shares of its common stock to an affiliated person, for gross proceeds of $87,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not submitted any matters to a vote of security holders during the three-month period covered by this quarterly report.

ITEM 5. OTHER INFORMATION

On October 23, 2011 the company did not extent the outstanding warrants and were allowed to expire

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

NETWORK 1 FINANCIAL GROUP, INC.

November 21, 2011	/s/ Damon D Testaverde
Date	Damon D Testaverde
Chief Executive Officer, President

November 21, 2011	/s/ William R. Hunt, Jr.
Date	William R. Hunt, Jr.
Interim Chief Financial Officer
Interim Principal Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a – 14(a)/15d – 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Rule 13a – 14(a)/15d – 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002