Form 10-Q
period 2011-12-31
NETWORK 1 FINANCIAL GROUP, INC.
filed 2012-02-21
CIK 1057695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

DECEMBER 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Index to Consolidated Financial Statements

Condensed Consolidated Statement of Financial Condition	F–1

Condensed Consolidated Statements of Operations	F–2

Condensed Consolidated Statement of Equity	F–3

Condensed Consolidated Statement of Cash Flows	F–4

Notes to Condensed Consolidated Financial Statements	F–5

1

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

December 31, 2011 (unaudited) and June 30, 2011

	DECEMBER	JUNE
	2011	2011
	(unaudited)
ASSETS
Cash	$7,759	$58,856
Commission Receivable from Clearing Firm	63,036	78,021
Note Receivable Network 1 Financial Advisors Inc.	44,600	59,002
Deposit with clearing organization	325,382	345,137
Due from Affiliates	12,183	45,482
Advances to Registered Representatives: net of reserve
for uncollectible accounts of $90,000.	79,982	70,231
Securities held for resale, at market	83,574	83,415
Property and Equipment, net.	26,532	17,935
Other Assets	27,000	27,000

TOTAL ASSETS:	$670,048	$785,079

LIABILITIES AND EQUITY
LIABILITIES
Line of Credit	$30,000	$30,000
Notes Payable	9,245	4,088
Commissions Payable	95,395	78,943
Capital Leases payable	14,048	18,588
Accounts Payable, accrued expenses and other liabilities	166,315	173,923
	-

TOTAL LIABILITIES	315,003	305,542

Commitments and Contingencies

EQUITY
Common Stock, $.001 par value;		-
100,000,000 shares authorized; 56,560,057 and
55,560,057 issued and 48,635,054 and 47,635,057 outstanding, respectively.	56,560	55,560
Additional Paid In Capital	2,055,538	2,022,888
Treasury Stock at cost; 7,925,000 shares	(5,129)	(5,129)
Accumulated deficit	(2,058,274)	(1,808,782)
Common stock subscribed	87,000	-
Total stockholders equity	140,045	264,537
Non-controlling interest	215,000	215,000
TOTAL EQUITY	355,045	479,537

TOTAL LIABILITIES AND EQUITY	$670,048	$785,079

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 and 2010

(unaudited)

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenues:
Commissions	$388,023	$226,950	$737,190	$396,738
Net dealer inventory gains	162,550	178,412	171,672	324,700
Investment banking	101,600	29,100	104,600	128,163
Interest and Dividends	1,769	6,208	7,914	13,098
Transfer fees and clearing services	-	-	-	6,633
Investment advisory	66,629	277,341	141,578	385,116
Other	-	25,500	335	36,500
Total Revenue	720,571	743,511	1,163,289	1,290,948

Operating Expenses:
Commissions	351,103	78,084	520,148	165,470
Compensation and Related Expenses	206,693	283,975	383,016	537,461
Clearing Fees	39,682	52,919	88,013	100,148
Communications and data processing	26,493	39,868	55,209	73,153
Interest	578	676	1,165	4,074
Occupancy and related expenses	46,928	54,315	68,972	96,068
Office Expenses	77,264	59,608	114,957	108,630
Professional Fees	80,954	82,215	176,297	197,596
Depreciation	2,446	1,719	5,004	3,879
Total Operating Expenses	832,141	653,379	1,412,781	1,286,479

(Loss) Income from Operations	(111,570)	90,132	(249,492)	4,469

Other Income
Gain on change in derivative liability	-	3,098	-	13,182
Total Other Income	-	3,098	-	13,182

Net (loss) Income	(111,570)	93,230	(249,492)	17,651

Loss/Income attributable to non-controlling interest	-	-		-

Net (loss) Income attributable to common shareholders	$(111,570)	$93,230	$(249,492)	$17,651

(Loss) Income per common share (basic and diluted)	$(0.002)	$0.002	$(0.005)	$0.002

Weighted average common shares outstanding	56,058,427	40,360,057	50,144,568	40,360,057

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the six months ended December 31, 2011

(Unaudited)

	Common Stock		Additional paid-in-capital	Treasury Stock	Accumulated Deficit	Common Stock Subscribed	Non-Controlling interest	Total
	Shares	Amount

Balance - June 30, 2011	55,560,057	$55,560	$2,022,888	$(5,129)	$(1,808,782)	$-	$215,000	$479,537

Sale of Common Stock						87,000		87,000

Shares issued for services	1,000,000	1,000	37,000			-		38,000

Net Loss					(249,492)	-		(249,492)

Balance - December 31, 2011	57,560,057	$56,560	$2,055,538	$(5,129)	$(2,058,274)	$87,000	$215,000	$355,045

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended December 31, 2011 and 2010

(unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income attributable to common shareholders	(249,492)	$17,651
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,004	3,879
(Gain) Loss on change in derivative liability	-	(13,182)
Stock based compensation	2,000	-

Changes in operating assets and liabilities
Commission Receivable from Clearing Firm	14,985	(25,957)
Due from clearing organization	19,755	325,352
Securities held for resale, at market	(159)	(282,204)
Advances to/from registered representatives	6,701	4,852
Other assets	-	28,059
Due to clearing organization	-	12,822
Accounts Payable, accrued expenses & other Liabilities	28,393	(21,136)
TOTAL ADJUSTMENTS	76,679	32,485

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(172,813)	50,136

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(13,602)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(13,602)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to affiliated companies	33,299	2,880
Advances from affiliated companies	-	(1,182)
Proceeds from sale of common stock	87,000	-
Repayment of notes receivable	14,401	-
Repayment of Notes Payable	5,158	(2,168)
Repayment of line of credit	-	(25,000)
Repayment of capital lease	(4,540)	(3,614)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	135,318	(29,084)

NET (DECREASE) INCREASE IN CASH	(51,097)	21,052

CASH - Beginning of Year	58,856	2,635

CASH - End of Year	$7,759	$23,687

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during year
Interest	$1,165	$4,074
Income Taxes	$2,645	$2,162

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011

(unaudited)

1 – Basis of Presentation (Reverse Merger and Corporate Structure)

Network 1 Financial Securities, Inc. (“NETW”) was organized as a Texas corporation on March 15, 1983 and is registered as a broker-dealer with the Securities and Exchange Commission (SEC), the State of Texas and various other states. NETW is an introducing broker-dealer that clears all transactions with and for customers on a fully disclosed basis with a clearing broker. The accompanying unaudited condensed consolidated statement of operations for the  six months ended December, 31 2011 consolidate the following variable interest entities (“VIEs”): Network 1 Financial Advisors, Inc, Network 1 Financial Assurance, Inc., National Financial Services Group, Inc. and Shark Rivers Investors, LLC through the companies merger date of June 9, 2009.  As of December 31, 2011, none of the assets, liabilities and results of operations of the VIEs are included as part of the consolidation.

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

The accompanying unaudited condensed consolidated financial statements for the six month periods ended December 31, 2011 and 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended June 30, 2011 as disclosed in the Company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the six months ended December 31, 2011 are not necessarily indicative of the results to be expected for the pending full year ending June 30, 2012

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011

(unaudited)

NOTE 2 - Summary of Significant Accounting Policies

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011

(unaudited)

NOTE 3 - Recent Accounting Pronouncements

Management does not believe there are any issued, but not yet effective, accounting standards if currently adopted which would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 4 - Securities Owned and Securities Sold, But Not Yet Purchased, At Market

The following table shows the market values of the Company's investment securities owned and securities sold, but not yet purchased as of December 31, 2011 and June 30, 2011, respectively:

December 31, 2011	June 30, 2011
Owned	Owned

$83,574	$83,415

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011

(unaudited)

NOTE 5 - Due from Clearing Organization

The following represents amounts on deposit with Southwest Securities, Inc. (“Southwest”) and Legent Clearing LLC (Legent) with the Company’s clearing broker inventory account:

	December 31, 2011	June 30, 2011

Cash	$268,570	$275,380
Marketable securities	56,812	69,757
Total	$325,382	$345,137
Less: securities sold short	-	-
Total due from clearing organization	$325,382	$345,137

The marketable securities are primarily comprised of corporate stocks. Marketable securities on deposit with Legent as of  December 31, 2011 and June 30, 2011 are reflected at fair value.  The Company is required to maintain a deposit balance of $100,000 with Legent. Currently Southwest retains $14,495 in deposit and Legent currently retains $310,000 in deposits for the firm.

For the six months ending December 31, 2011 the Company used the services of Legent to clear its brokerage business.The Company ceased using Southwest Securities on August 13, 2010 and Legent commenced clearing on August 16, 2010. The Company incurred charges of approximately $48,251 and $97,570 for the three and six months ended December 31, 2011 and approximately $23,387 with Southwest and $49,252 with Legent for the six months ended December 31, 2011.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011

(unaudited)

NOTE 6 - Related Party Transactions

As of December 31, 2011 and June 30, 2011, due to (from) affiliated companies consisted of the following:

	December 31,	June 30,
	2011	2011

Network 1 Financial Advisors Inc.(a) (b)	$47,900	$67,095

Network 1 Financial Assurance, Inc. (b)	$-	$200

National Financial Services Group (b)	$8,884	$37,189

(a)	Represents amounts due from an affiliated company whose officers and shareholders are officers and shareholders’ of the Company.

(b)	Represents amounts due in the form of a promissory note from an affiliated company whose officers and shareholders are officers and shareholders of the Company.

NOTE 7 - Line of Credit – Bank

The Company’s bank line of credit is payable on demand. The maximum amount the Company could borrow is $100,000.  Indebtedness under the line of credit provides for interest at the bank’s prime rate, plus 1.0% (approximately 4.25% at December 31, 2011). As of December 31, 2011 and June 30, 2011, the amount outstanding under this credit facility was $30,000 and $30,000 respectively. The Company is currently not in default of its line of credit with the bank.

Indebtedness under the credit agreement is collateralized by substantially all of the assets of the Company and an officers’ personal guarantee.

NOTE 8 - Notes Payable

Notes payable include settlement agreements entered into with FINRA in September 2010 and May 2010 for monetary sanctions imposed against the Company. As of 2011, notes payable consists of the following:

	December 31, 2011	June 30, 2011

Note payable to FINRA in monthly installments of $500 per month including interest at a rate of 6.25% through January 2012	$824	$3,264

Note payable to FINRA in monthly installments of $500 per month including interest at a rate of 6.25% through May 2013.	8,421	-

Note payable to FINRA in monthly installments of $500. per month including interest at a rate of 6.25% through August 2011	-	824

Total notes payable	$9,245	$4,088

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011

(unaudited)

NOTE 9 – Capital Lease Obligation

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

Amortization of assets held under the capital lease is included in depreciation expense.

At December 31, 2011, annual minimum future lease payments under the capital lease are as follows:

June 30,	Amount

2012	$4,897
2013	2,517
2014	2,517
2015	2,517
2016	1,600

Total minimum lease payments	$14,048

NOTE 10 – Capital Stock.

We are authorized to issue 100,000,000 shares of common stock with a par value of $.001 per share.

On July 6, 2011 we issued an aggregate of 900,000 shares of common stock for previously accrued services valued at $36,000 based on the value of the stock at the time of issuance.

On July 6, 2011 the Company issued 100,000 shares of $0.001 par value common stock to a Company director.  The services were valued at $2,000 based on the value of the stock at the time of issuance.

On October 28, 2011, the Company authorized the issuance of 4,350,000 share of $0.001 par value common stock valued at $0.02 to an investor for $87,000. As of December 31, 2011 the authorized stock has not been issued and is listed under Common Stock Subscribed.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011

(unaudited)

NOTE 11 - Net Capital Requirements

NETW is a registered broker-dealer and is subject to the SEC’s Uniform Net Capital Rule 15c3-1. This requires that NETW maintain minimum net capital of $100,000 and also requires that the ratio of aggregate indebtedness, as defined, to net capital, shall not exceed 15 to 1.

As of December 31, 2011 and June 30, 2011, NETW’s net capital exceeded the requirement by approximately $21,514 and $65,212, respectively.

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

NOTE 12 - Fair Value Measurements

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

The following table sets forth the Company’s short and long term investments as of December 31, 2011, which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required, by ASC 820 (formerly SFAS No. 157), these are classified based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Level 3	Total
Due from clearing organization	$254,485	-	-	$254,485
Securities owned, at market values	83,574	-	-	83,574
	$338,059	-	-	$338,059

NOTE 13 - Subsequent Event

The company secured financing from a minority shareholder via a discounted note maturing on February 1, 2015 for a face amount of $100,000 the total proceeds received by the Company was $59,400 in marketable securities. The note will accrue in 36 equal increments. There is no prepayment penalty. The Company also issued 500,000 options/warrants to purchase its common stock for $0.10 per share expiring February 1, 2015.

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

During the quarter ended December 31, 2011, we had a increase in our investment banking fees, a decrease in interest and dividends, we experienced an increase in commission income, a decrease in net dealer inventory gains investment and investment advisory fees.  . The increase in investment banking fees was attributable to an increase in private placement activity. The firm’s net dealer inventory gains showed a decrease which offset the increase in commission’s income. The decrease in advisory consulting fees was due to less fees paid in stock of the client companies. The increase in commissions earned in NETW’s daily transaction business was due primarily to a increase in greater commissions received from NETW’s retail clients. The decrease in trading profits was due to market volatility. Overall, we experienced a loss in the quarter ended December 31, 2011 compared to the same period in the prior year.

We had a loss from operations of approximately $111,570 for the quarter ended December 31, 2011, which represents an decrease of $204,800 over our profit of $93,230 in the same period in the prior year.  This decrease in profit was primarily due to an decrease in payment of fees in the form of stock of client companies and the decrease in the market value of the client companies stock, an increase in operating expenses, which consisted of higher commissions paid, decrease in professional fees, decrease in interest expense, offset by increases in office expenses. Management continues to seek income stabilization from consulting and investment banking fees as well as by reducing its exposure to market positions. Management believes that in order to expand its marketing and recruitment of experienced registered representatives it will need to seek additional sources of funding.

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

Results of Operations

For the six months ended December 31, 2011 compared to the six months ended December 31, 2010

Revenues.  Our consolidated income results for the six months ended December 31, 2011 compared to the six months ended December 31, 2010, showed a decrease in revenue of $127,659 or 10%. Total revenue for the six months ended December 31, 2011 was $1,163,289 versus $1,290,948 for the six months ended December 31, 2010.

The decrease in revenue for the six month period ended December 31, 2010 was due primarily to an decrease in investment advisory fees of $243,538 or 63% and a decrease of $153,028 or 47% in net dealer gains. We experienced a decrease in revenues of $23,563 or 18% from our investment banking business compared to our revenues in the corresponding period ended December 31, 2010 due to less private placement activity.

Operating Expenses. Our consolidated operating expenses for the six month period ended December 31, 2011 were $1,412,782 or 121%, of revenue versus $1,286,479, or 99%, of revenue. This represents an increase of $126,303 or 10%, over the corresponding period ended December 31, 2010. The increase was due to an increase in commission expense of $354,678; offset by a reduction of clearing fees of $12,135; a reduction of interest expense of $2,909; a reduction of profession fees of $21,299; decreases of $154,445 in compensation and related expenses ;an decrease of $17,944 for communication and data processing and an decrease in occupancy and related expenses of $27,096 for the six months ended December 31, 2011 compared to the corresponding period in December 31, 2010.

The increase in commission expense is due to higher commissions charged for retail customer transactions and commissions paid for capital placements for client companies.

Profit and Loss.  Our consolidated loss was $249,492 for the six month period ended December 31, 2011 compared to a profit of $4,469 for the corresponding period in 2010. This represents a decrease of $253,961 for the six months ended December 31, 2011 compared to the same period in 2010. The loss is attributed to increase in commission expense and office expenses.

For the three months ended December 31, 2011compared to the three months ended December 31, 2010

Revenues.  Total revenue for the three months ended December 31, 2010 was $720,571 versus $743,511 for the three months ended December 31, 2010. We experienced a decrease in revenue of $22,940 or 3%, for the three months ended December 31, 2011 compared to the same period in 2010.

The decrease in revenue for the three month period ended December 31, 2011 was due primarily to a decrease in investment advisory fees of $210,712 or 76% and a reduction of $15,862 or 9%, in net dealer gains and $4,439 in interest and dividends compared to the same period in 2010.  We experienced an increase of $72,500 or 249% in our investment banking fees, and an increase of $161,073 or 71% in commission income for the three months ended December 31, 2011 compared to the same period in 2010. The increase was attributed to higher commissions receive from client transactions and an increase in private placement activity.

Operating Expenses.  Our consolidated operating expenses for the three month period ended December 31, 2011 were $832,142 or 115% of revenue compared to $653,379, or 88% of revenue, for the same period in 2010, representing a increase of $178,763, or 27%, The increase was due to an increase in commissions payable of $273,019; an increase in office expenses of $17,656; offset by a reduction of compensation an related expensed of $77,282; a decrease in clearing fees of $13,237; a decrease in professional fees of $1,261;a decrease in communications and data processing of $13,375; a decrease in occupancy and related expenses $7,387 for the three months ended December 31, 2011 compared to the same period in 2010.

The increase in commission expense is due to higher commissions received from retail customers and a change in the mix of products, and an increase in office expense due to expenses associated with the hiring of additional sales personnel. This was offset by a decrease in professional fees, communications and data processing, occupancy and related expenses for the three months ended December 31, 2011

Profit and Loss  Our consolidated loss was $111,570, for the three months ended December 31, 2011, compared to a profit of $90,132 for the same period in 2010.  This represents a decrease of $201,702 for the three months ended December 31, 2011, compared to the same period in 2010.

 LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash generated from operations and from short-term financing arrangements. We had $7,759 in cash and as of December 31, 2011.

We generated negative cash flow from operations of $172,813 for the six months ended December 31, 2011 comprised primarily of cash proceeds from the receivables from Legent Clearing LLC. Cash flows provided by financing activities for the six months ended December 31, 2011 were $135,318

Our business has experienced difficulty in closing sufficient investment banking private placements due to market conditions subsequent to December 31, 2011. Accordingly, we are experiencing liquidity and cash flow problems.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2011 due to the identification of a material weakness. A material weakness is a control deficiency or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 28, 2011 the firm sold 4,350,000 shares of its common stock to an affiliated person, for gross proceeds of $87,000.

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

NETWORK 1 FINANCIAL GROUP, INC.

February 21, 2012	/s/ Damon D Testaverde
Date	Damon D Testaverde
Chief Executive Officer, President

February 21, 2012	/s/ William R. Hunt, Jr.
Date	William R. Hunt, Jr.
Interim Chief Financial Officer
Interim Principal Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a – 14(a)/15d – 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Rule 13a – 14(a)/15d – 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

