Form 10-Q
period 2012-03-31
NETWORK 1 FINANCIAL GROUP, INC.
filed 2012-05-17
CIK 1057695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

COMMISSION FILE NUMBER: 001-14753

NETWORK 1 FINANCIAL GROUP, INC.

(Exact Name of Registrant as specified in its charter)

Delaware	11-3423157
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Bridge Avenue, 4thFloor

Red Bank, NJ 07701

(Address of principal executive offices)

(732) 758-9001

(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES☑;   NO☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES☐   NO☐

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

YES☐¨   NO☐

As of May 11, 2012, the Registrant had 56,560,057 shares of its Common Stock, $.001 par value, outstanding.

NETWORK 1 FINANCIAL GROUP, INC.

FORM 10-Q

March 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Index to Consolidated Financial Statements

Condensed Consolidated Statement of Financial Condition	F–1

Condensed Consolidated Statements of Operations	F–2

Condensed Consolidated Statement of Equity	F–3

Condensed Consolidated Statement of Cash Flows	F–4

Notes to Condensed Consolidated Financial Statements	F–5

1

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
March 31, 2012 (unaudited) and June 30, 2011

	MARCH	JUNE
	2012	2011
	(unaudited)
ASSETS
Cash	$ 79,993	$ 58,856
Commission Receivable from Clearing Firm	90,130	78,021
Notes Receivable from affiliates	40,302	59,002
Deposit with clearing organization	317,682	345,137
Due from Affiliates	9,934	45,482
Advances to Registered Representatives: net of reserve
for uncollectible accounts of $ 90,100 and $90,000 respectively	79,981	70,231
Securities held for resale, at market	95,089	83,415
Property and Equipment, net	23,516	17,935
Other Assets	27,000	27,000
TOTAL ASSETS:	$ 763,627	$ 785,079

LIABILITIES AND EQUITY
LIABILITIES
Line of Credit	$ 30,000	$ 30,000
Notes Payable	92,976	4,088
Due to Affiliates	2,840	-
Commissions Payable	158,193	78,943
Capital Leases payable	11,763	18,588
Accounts Payable, accrued expenses and other liabilities	167,651	173,923

TOTAL LIABILITIES	463,423	305,542

Commitments and Contingencies

EQUITY
Common Stock, $.001 par value;
100,000,000 shares authorized; 56,560,057 and 55,560,057 issued and
48,635,057 and 47,635,057 outstanding at March 31, 2012 and June 31, 2011	56,560	55,560
Additional Paid In Capital	2,059,888	2,022,888
Treasury Stock at cost; 7,925,000 shares	(5,129)	(5,129)
Accumulated deficet	(2,113,115)	(1,808,782)
Stock Subscribed	87,000	-
Total stockholders equity	85,204	264,537
Non-controlling interest	215,000	215,000
TOTAL EQUITY	300,204	479,537

TOTAL LIABILITIES AND EQUITY	$ 763,627	$ 785,079

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenues:
Commissions	$ 338,796	$ 266,290	$ 1,075,986	$ 663,028
Net dealer inventory gains	46,439	(170,625)	218,111	154,075
Investment banking	107,250	99,262	211,850	227,425
Interest and Dividends	1,617	5,875	9,531	18,973
Transfer fees and clearing services	599	4,827	599	11,460
Investment advisory	109,795	93,377	251,373	478,493
Other	2,000	26,450	2,335	62,950
Total Revenue	606,496	325,456	1,769,785	1,616,404

Operating Expenses:
Commissions	304,833	534,247	824,981	699,717
Compensation and Related Expenses	187,393	220,751	570,409	758,212
Clearing Fees	13,894	41,788	101,907	141,936
Communications and data processing	29,099	44,031	84,308	117,184
Interest	580	609	1,745	4,683
Occupancy and related expenses	26,189	54,616	95,161	150,684
Office Expenses	44,466	24,371	159,423	133,001
Professional Fees	51,865	57,774	228,162	255,370
Depreciation	3,018	-	8,022	3,879
Total Operating Expenses	661,337	978,187	2,074,118	2,264,666

Loss from Operations	(54,841)	(652,731)	(304,333)	(648,262)

Other Income (expenses)
Gain (Loss) on change in derivative liability	-	8,541	-	21,723
Total Other Income (expenses)	-	8,541	-	21,723
				-
Net loss	(54,841)	(644,190)	(304,333)	(626,539)

Loss/Income attributable to non-controlling interest	-	-		-

Net loss attributable to common shareholders	$ (54,841)	$ (644,190)	$ (304,333)	$ (626,539)

Loss per common share (basic and diluted)	$ (0.001)	$ (0.016)	$ (0.006)	$ (0.019)

Weighted average common shares outstanding	48,635,057	41,228,408	48,616,875	32,435,075

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the nine months ended March 31, 2012
(Unaudited)
						Common
			Additional	Treasury	Accumulated	Stock	Non-Controlling
	Common Stock		paid-in-capital	Stock	Defecit	Subscribed	interest	Total
	Shares	Amount

Balance - June 30, 2011	55,560,057	$ 55,560	$ 2,022,888	$ (5,129)	$ (1,808,782)	$ -	$ 215,000	$ 479,537

Sale of common stock						87,000		87,000

Stock issued for services	1,000,000	1,000	37,000					38,000

Net loss					(304,333)			(304,333)

Balance - March 31, 2012	56,560,057	$ 56,560	$ 2,059,888	$ (5,129)	$ (2,113,115)	$ 87,000	$ 215,000	$ 300,204

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine months ended March 31, 2012 and 2011
(unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss attributable to common shareholders	$ (304,333)	$ (626,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,022	3,879
(Gain) Loss on change in derivative liability	-	(21,723)
Stock based compensation	2,000	248,000

Changes in operating assets and liabilities
Due from clearing organization	(12,109)	(80,178)
Securities held for resale, at market	47,396	10,662
Advances to/from registered representatives	(9,750)	(14,445)
Other assets	-	1,433
Due from affiliates	38,388	-
Due to clearing organization	27,455	325,301
Accounts Payable, accrued expenses & other Liabilities	108,979	537
TOTAL ADJUSTMENTS	210,381	473,466

NET CASH (USED IN) OPERATING ACTIVITIES	(93,952)	(153,073)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(13,602)	(2,181)
NET CASH (USED IN) INVESTING ACTIVITIES	(13,602)	(2,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes receivable	18,700	-
Advances from affiliated companies	-	20,395
Proceeds from sale of common stock	87,000	360,000
Proceeds (repayment) of Notes Payable	29,818	(5,972)
Repayment of line of credit	-	(25,000)
Repayment of capital lease	(6,827)	(5,210)
NET CASH PROVIDED BY FINANCING ACTIVITIES	128,691	344,213

NET INCREASE IN CASH	21,137	188,959

CASH - Beginning of Period	58,856	2,635

CASH - End of Period	$ 79,993	$ 191,594

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during year
Interest	$ 2,837	$ 4,682
Income Taxes	$ 2,645	$ 2,726

(the accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2012

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

The accompanying unaudited condensed consolidated financial statements for the nine month periods ended March 31, 2012 and 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended June 30, 2011 as disclosed in the Company's 10-K for that year, as filed with the SEC.

The results of the nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the pending full year ending June 30, 2012

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2012

(Unaudited)

NOTE 2 - Summary of Significant Accounting Policies

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

FOR THE NINE MONTHS ENDED MARCH 31, 2012

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

FOR THE NINE MONTHS ENDED MARCH 31, 2012

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

NOTE 4 - Securities Owned and Securities Sold, But Not Yet Purchased, At Market

The following table shows the market values of the Company's investment securities owned and securities sold, but not yet purchased as of March 31, 2012 and June 30, 2011, respectively:

	March 31, 2012	June 30, 2011

Securities:	Owned	Owned

	$95,089	$83,415

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2012

(Unaudited)

NOTE 5 - Due from Clearing Organization

The following represents amounts on deposit with the Company’s former clearing broker, Southwest Securities, Inc. (“Southwest”)and Legent Clearing LLC (“Legent”) for the 9 months ending March 31, 2012 in the Company’s clearing broker inventory account:

	March 31, 2012	June 30, 2011

Cash	$224,495	$275,380
Marketable securities	93,187	69,757
Total	$317,682	$345,137

The marketable securities are primarily comprised of corporate stocks. Marketable securities on deposit with Legent as of March 31, 2012 and June 30, 2011 are reflected at fair value. The Company is required to maintain a deposit balance of $100,000 with Legent. Currently Southwest retains $14,495 in deposit and Legent currently retains $303,000 in deposits for the firm.

For the nine months ending March 31, 2012 the Company used the services of Legent to clear its brokerage business. The Company ceased using Southwest Securities on August 13, 2010 and Legent commenced clearing on August 16, 2010. The Company incurred charges of approximately $23,086 and $81,527 for the three and nine months ended March 31, 2012 and approximately $22,813 with Southwest and $61,280 with Legent for the nine months ended March 31, 2011.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2012

 (Unaudited)

NOTE 6 - Related Party Transactions

As of March 31, 2012 and June 30, 2011, due to (from) affiliated companies consisted of the following:

	March 31,	June 30,
	2012	2011

Network 1 Financial Advisors Inc. (a) (b)	$41,352	$67,095

Network 1 Financial Assurance, Inc. (b)	$(2,840)	$200

National Financial Services Group (b)	$8,884	$37,189

(a)	Represents amounts due in the form of a promissory note from an affiliated company whose officers and shareholders are officers and shareholders of the Company.

(b)	Represents amounts due from an affiliated company whose officers and shareholders are officers and shareholders’ of the Company.

NOTE 7 - Line of Credit – Bank

The Company’s bank line of credit is payable on demand. The maximum amount the Company could borrow is $100,000.  Indebtedness under the line of credit provides for interest at the bank’s prime rate, plus 1.0% (approximately 4.25% at March 31, 2012). As of March 31, 2012 and June 30, 2011 the amount outstanding under this credit facility was $30,000 and $30,000 respectively. The Company is currently not in default of its line of credit with the bank.

Indebtedness under the credit agreement is collateralized by substantially all of the assets of the Company and an officers’ personal guarantee.

NOTE 8 – Capital Lease Obligation

The Company has equipment under a capital leases expiring in August 2012 and September 2015. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are included in property and equipment and is amortized over the estimated life of the assets. The interest rate under the lease is 6.60% and 6.89% and is imputed based on the lessor’s implicit rate of return. The Capital lease is payable in monthly installments of $532 and $214, including interest through August 2012 and September 2015.

Amortization of assets held under the capital lease is included in depreciation expense.

At March 31, 2012, annual minimum future lease payments under the capital lease are as follows:

March 31,	Amount

2013	$5,129
2014	2,517
2015	2,517
2016	1,600

Total minimum lease payments	$11,763

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2012

 (Unaudited)

NOTE 9 – Notes Payable

On January 31, 2012, the Company borrowed $59,070 from a shareholder by issuing a three (3) year non-interest bearing, non-recourse promissory note maturing on February 1, 2015 at a face of $100,000. The note will accrue 36 equal payments of $1,136.95 until the February 1, 2015. The firm also will issue to the investor 500,000 warrants to purchase the Company’s common stock at $0.10 per share expiring February 1, 2015

On March 31, 2012, the Company borrowed $25,000 from an officer by issuing a promissory note maturing on March 23, 2013. The promissory note bears interest at 5%.

Notes payable include settlement agreements entered into with FINRA in September 2010 and May 2010 for monetary sanctions imposed against the Company. As of March 31, 2012 and June 30, 2011, notes payable consists of the following:

	March 31, 2012	June 30, 2011

Promissory Note - Officer	$25,000	$-

Promissory Note - Shareholder	61,344

Note payable to FINRA in monthly installments of $500 per month including interest at a rate of 6.25% through January 2012	-	3,264

Note payable to FINRA in monthly installments of $500 per month including interest at a rate of 6.25% through May 2013.	6,632	-

Note payable to FINRA in monthly installments of $500. per month including interest at a rate of 6.25% through August 2011	-	824

Total notes payable	$92,976	$4,088

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

On October 28, 2011, the Company authorized the issuance of 4,350,000 share of $0.001 par value common stock valued at $0.02 to an investor for $87,000. As of May 14, 2012 the authorized stock has not been issued and is listed under Common Stock Subscribed.

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2012

(unaudited)

NOTE 11 - Net Capital Requirements

Network 1 Financial Securities, Inc. (“NETW”) is a registered broker-dealer and is subject to the SEC’s Uniform Net Capital Rule 15c3-1. This requires that NETW maintain minimum net capital of $100,000 and also requires that the ratio of aggregate indebtedness, as defined, to net capital, shall not exceed 15 to 1.

As of March 31, 2012 and June 30, 2011, NETW’s net capital exceeded the requirement by approximately $61,186 and $65,212 respectively.

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

The following table sets forth the Company’s short and long term investments as of March 31, 2012, which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required, by ASC 820 (formerly SFAS No. 157), these are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Level 1	Level 2	Level 3	Total
Due from clearing organization	$93,187	-	-	$93,187
Securities owned, at market values	95,089	-	-	95,089
Total assets	188,276			188,276

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Some of the statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are forward-looking statements, including, but not limited to, statements regarding the Company’s objectives, expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of the words “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially from those disclosed in these statements due to various risk factors and uncertainties affecting our business. We caution you not to place undue reliance on these forward-looking statements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements and we do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report. For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operation in conjunction with the audited financial statements and notes thereto set forth in our Annual Report on Form 10-K for the year ended June 30, 2011and our other filings with the SEC.

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

During the quarter ended March 31, 2012, we had an increase in our investment banking fees, an increase in investment advisory consulting fees.  In the same period, we had an increase in commission income. The increase in investment banking fees was attributable to the increased fees paid to us by investment banking clients versus the same period in 2011  Our investment advisory fees showed an increase resulting from greater investment banking fees earned.  The increase in advisory consulting fees was due to an increase number of companies seeking our services. The increase in commissions earned in NETW’s daily transaction business was due primarily to an increase in activity and commissions charged to NETW’s retail clients. The increase in trading profits was due to increased market volatility and mark to market pricing of securities held. Overall, we experienced a decrease in losses in the quarter ended March 31, 2012 compared to the same period in the prior year.

We had a loss from operations of approximately $54,841 for the quarter ended March 31, 2012 , which represents an decrease of $597,890 over our net loss of $652,731 in the same period in the prior year.  This decrease in loss was primarily due to increased revenues, decreased operating expenses, which consisted of lower commissions paid, lower compensation and related expenses, lower clearing fees, lower professional fees, lower communications and data processing, offset by an increase in office expenses.  Management continues to seek income stabilization from consulting and investment banking fees as well as by reducing its exposure to market positions.  Management believes that in order to expand its marketing and recruitment of experienced registered representatives it will need to seek additional sources of funding.

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

Results of Operations

For the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011

Revenues.  Our consolidated income results for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011 showed an increase of $153,381. Total revenue for the nine months ended March 31, 2012 was $ 1,769,785 versus $1,616,404 for the nine months ended March 31, 2011.

We experienced an increase in revenue of $153,381, or 9% for the nine month period ended March 31, 2012, compared to the nine months ended March 31, 2011.

The increase in revenue for the nine month period ended March 31, 2012 was due primarily to a increase of $412,968 or 62%, in commissions earned in transactions with customers and $64,036 increase in net dealer inventory gains. The increase in commissions earned was attributed to higher commission received from customers. for the nine months ended in March 31, 2012 as compared to the nine months ended March 31, 2011.   The firm experienced an increase of $64,036, or 42% for net dealer inventory gains compared to our net dealer inventory gains in the nine months ended March 31, 2011. The increase in commissions were attributed to increased transactions and higher paid commissions by our customers and increased net dealer inventory gains were due to increased market volatility. This was offset by decreases in investment advisory of $227,120 or 47% and decrease in investment banking of $15,575 or 7%.

Operating Expenses. Our consolidated operating expenses for the nine month period ended March 31, 2012 were $2,074,118, or 117% of revenue versus $2,264,666, or 140% of revenue. This represents a decrease of $190,548 or 8%, over the corresponding period ended March 31, 2011. The decrease was due to a reduction of compensation and related expenses of $187,803; a reduction in fees paid to professionals of $27,808, a reduction of communication and data processing of $32,876 and a reduction of  clearing expenses in the amount of $40,029. These decreases were offset by an increase of office expense of $26,421, an increase of commissions of $125,264 for the nine months ended March 31, 2012 compared to the corresponding period in March 31, 2011.

The increase in commission expense is due to increased commissions paid due to higher commissions earned in the nine months ended March 31, 2012. The increase in office expenses is due primarily to increase costs associated with travel and meeting expense for the financial placements.  The decrease in professional fees is due to the hiring of in-house counsel.

Profit and Loss.  Our consolidated loss was $304,333 for the nine month period ended March 31, 2012 compared to a loss of $626,549, for the corresponding period in 2011. This represents a decrease in loss of $322,206 for the nine months ended March 31, 2012 compared to the same period in 2011.

The decrease in losses is attributed to higher revenue and increase in commissions from customer transactions.

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenues.  Total revenue for the three months ended March 31, 2012 was $606,496 versus $325,456 for the three months ended March 31, 2011.   We experienced an increase in revenue of $281,040, or 86%, for the three months ended March 31, 2012 compared to the same period in 2011.

The increase in revenue for the three month period ended March 31, 2012 was due primarily to an increase in net dealer inventory gains of $217,064; increase in investment banking fees of $7,988; and increase of $16,418 in investment advisory fees and increases in commissions earned on transactions of $16,418, compared to the same period in 2011. The increase was attributed to more transactions and the hiring of additional registered representatives. The increase in investment banking fees earned was attributed to increase fees earned from closed financial placements. The increase in net dealer inventory gains is due to volatility and mark to market of securities held in account; the increase in investment advisory fees is due to a increase in fees earned from consulting. This was offset by a decrease in interest and dividends of $4,258; decrease in transfer fees and clearing services of $4,229 and decrease in other income of $24,450.

Operating Expenses.  Our consolidated operating expenses for the three month period ended March 31, 2012 were $661,337 or 109% of revenue compared to $978,186 , or 300% of revenue, for the same period in 2011, representing an decrease of $316,850, or 32%. The decrease was due to an decrease in commission expense of $229,414; an decrease in compensation and related expenses of $33,858; and a decrease in communication and data processing expenses of $14,932; and a decrease in occupancy and related expenses of $28,427. Such decreased expenses were offset by an increase of $20,094 in office expense . for the three month ended March 31, 2012 compared to the same period in 2011.

The decrease was due to in part the award of securities in the amount of $248,000 to the new CEO of the firm. in January 2011; The decreases in expenses were due to reduction of clearing fees, lower interest rates as well as lower balances owed to the bank in the three month ended March 31, 2012 compared to the same period in 2011.

Profit and Loss.  Our consolidated loss was $54,841 for the three months ended March 31, 2011 compared to a loss of $652,731 before adjustment for the gain of $8,541 from the change in derivative liability, for the same period in 2011.  This represents a decreased loss of $597,890 for the three months ended March 31, 20121, compared to the same period in 2011.  The decrease in losses incurred were attributed to an decrease in commission expense, no stock awards, a decrease in compensation and related expenses and a decrease in occupancy and related expenses and a decrease in communications and data processing expenses.

LIQUIDITY AND CAPITAL RESOURCES

 Our primary source of liquidity is cash generated from operations and from short-term financing arrangements. We had $79,993 in cash as of March 31, 2012.

We generated a deficit in cash flow from operations of $ 93,952 for the nine months ended March 31, 2012. Cash flows used by investing activities for the nine months ended March 31, 2012 were $13,602 , and cash flows provided by financing activities for the nine months ended March 31, 2012 was $ 128,691 , comprised primarily of cash flows from sale of common stock and borrowings.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2012 due to the identification of a material weakness.  A material weakness is a control deficiency or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(b) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s third fiscal quarter of the fiscal year ending June 30, 2012 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NETWORK 1 FINANCIAL GROUP, INC.

May 16, 2012	/s/ Damon Testaverde
Date	Damon Testaverde
Chief Executive Officer

May 16, 2012	/s/ William R. Hunt, Jr.
Date	William R. Hunt, Jr.
interim principal financial officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a–14(a)/15d–14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Rule 13a–14(a)/15d–14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002