Form 10-Q/A
period 2011-09-30
NETWORK 1 FINANCIAL GROUP, INC.
filed 2012-07-05
CIK 1057695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to Network 1 Financial Group, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 22, 2011 (the “Form 10-Q”), is to include the XBRL report.

NETWORK 1 FINANCIAL GROUP, INC.

FORM 10-Q

SEPTEMBER 30, 2011

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

NETWORK 1 FINANCIAL GROUP, INC.

July 5, 2012	/s/ Damon D Testaverde
Date	Damon D Testaverde
Chief Executive Officer, President

July 5, 2012	/s/ William R. Hunt, Jr.
Date	William R. Hunt, Jr.
Interim Chief Financial Officer
Interim Principal Financial Officer