Form 10-Q/A
period 2011-12-31
NETWORK 1 FINANCIAL GROUP, INC.
filed 2012-07-06
CIK 1057695

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

Explanatory Note

The purpose of this Amendment No. 1 to Network 1 Financial Group, Inc’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the Securities and Exchange Commission on February 21, 2012 (the “Form 10-Q”), is to include the XBRL report.

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

