Form 10-K/A
period 2011-06-30
NETWORK 1 FINANCIAL GROUP, INC.
filed 2012-07-09
CIK 1057695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

i

Explanatory Note:

We are filing this amendment to our Annual Report on Form 10-K to respond to SEC Comments dated June 11, 2012.

Except as described above, we have not modified or updated disclosures presented in the original Form 10-K and Amendment No. 1 in this amendment. Accordingly, this amendment does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures, including the exhibits to the original Form 10-K, affected by subsequent events. As such, this Amendment speaks only as of the date the Original Annual Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Annual Report to give effect to any subsequent events.. Accordingly, this amendment should be read in conjunction with the original Form 10-K and Amendment No. 1 and our other reports filed with the SEC subsequent to the filing of our Form 10-K, including any amendments to those filings.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this amendment under Item 15 of Part IV hereof.

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

Repurchase of Securities

We did not repurchase any of our common stock during the year ended June 30, 2011

Recent Sales of Unregistered Securities

On March 4, 2011, the Company sold 9,000,000 shares of its common stock to Windex Capital LLC an unaffiliated investor for proceeds of $360,000 before expenses associated with the placement.

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

During the year ended June 30, 2011, NETW investment banking fees decreased, its investment advisory consulting fees decreased.  In the same period, we had an increase in commission income and trading profits.  The decrease in investment banking fees was attributable to fewer large private placements and the decrease in advisory consulting fees was due to lower fees paid by companies seeking our services.  The increase in commissions earned in NETW’s daily transaction business was due primarily to adding more retail registered representatives which resulted in an increase in activity from NETW’s retail clients.  The increase in trading profits was due to increased market volatility.  Overall, NETW experienced an increase in losses in the year ended June 30, 2011 compared to the same period in the prior year.

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

Results of Operations

For the Fiscal Years Ended June 30, 2011 and 2010

For the years ended June 30, 2011 and 2010, NETW generated $2,051,656 and $2,929,721 of consolidated revenue, respectively. The decreased revenue of $878,065 in 2011 represents a 29.97% decrease in revenue over 2010, which is the result of a decrease in investment banking fees earned from private placements and institutional investments in funds.

During the year ended June 30, 2011, NETW investment banking fees for the year were $293,799 a decrease of $950,984 or 76.4%, and its investment advisory consulting fees for the year ending June 30, 2011 were $411,775 a decrease of $237,684 or 36.6% versus the fiscal year ending June, 30 2010.  In the same period, we had commission income and trading profits of $1,269,563 or an increase of $320,576 or 33.8% over the fiscal year ending June 30, 2010. The decrease in investment banking fees was attributable to fewer large private placements and the decrease in advisory consulting fees was due to lower fees paid by companies seeking our services.  The increase in commissions earned in NETW’s daily transaction business was due primarily to adding more retail registered representatives which resulted in an increase in activity from NETW’s retail clients.  The increase in trading profits was due to increased market volatility.  Overall, NETW experienced an increase in losses in the year ended June 30, 2011 compared to the same period in the prior year.

NETW’s consolidated operating expenses were $2,887,934 and $3,537,022 for the years ended June 30, 2011 and 2010, a decrease of $649,088, or 18.35% from the prior period, and represent 140.76% and 120.72% of revenue, respectively. The decrease is due primarily to the reduction of commissions and fees paid due to lower volume of investment banking fees and completed private placements.  Offsetting the decrease was an increase in costs of personnel hired and office expense for the fiscal year ending June 30, 2011 .

Loss from operations was $836,278 and $607,301 for the years ended June 30, 2011 and 2010, and represents 40.76% and 20.72% of revenue, respectively.

Interest expense was $5,254 and $19,021 for the years ended June 30, 2011 and 2010, respectively, a decrease of $13,767 or 72%. The decrease was due to a reduction of interest rates and a reduction in debt balances.

NETW’s consolidated loss was $ 812,447 and $ 608,236 for the years ended June 30, 2011 and 2010, respectively.

LIQUIDITY AND  CAPITAL RESOURCES

Our primary source of liquidity is cash generated from operations and from short-term financing arrangements. We had $58,856 in cash as of June 30, 2011 and $ 2,635 in cash as of June 30, 2010. We believe that we will need capital investment in order to meet our liquidity requirements, including debt service and interest expense which was $44,585 for year ending June 30, 2011 and is estimated to be $19,980 for the next fiscal year.  The Company is actively exploring funding options, including, but not exclusive to, the sale of securities. Our cash flow from operations is currently insufficient to fund our debt service and other obligations.  As a result, we have decreased our borrowings, reduced or delayed capital expenditures, and are seeking additional capital. There can be no assurance, however, that we will return generating cash flows sufficient to meet our obligations.

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

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

Concentrations of Credit Risk

The Company is engaged in trading and providing a broad range of securities brokerage and investment services to a diverse group of retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. Counterparties to the Company’s business activities include broker-dealers and clearing organizations, banks and other financial institutions. The Company uses clearing brokers to process transactions and maintain customer accounts on a fee basis for the Company. The Company uses one clearing broker for substantially all of its business. The Company permits the clearing firms to extend credit to its clientele secured by cash and securities in the client’s account. The Company’s exposure to credit risk associated with the non-performance by its customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company. The Company has agreed to indemnify the clearing brokers for losses they incur while extending credit to the Company’s clients. It is the Company’s policy to review, as necessary, the credit standing of its customers and each counter party. Amounts due from customers that are considered uncollectible by the clearing broker are charged back to the Company by the clearing broker when such amounts become determinable.

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

NETWORK 1 FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 6 - Related Party Transactions

As of June 30, 2011 and 2010, due from affiliated companies consisted of the following:

	June 30,
	2011	2010

Legends property development (a)	$0	$1,330

Network 1 Financial Advisors Inc. (a)	$8,093	$(1,263)

Network 1 Financial Assurance, Inc. (a)	$200	$400

National Financial Services Group (a)	$37,189	$39,884
Total due from affiliates	45,482	40,351

(a)	Represents amounts due from an affiliated company whose officers and shareholders are officers and shareholders’ of the Company.

The company has a promissory note receivable of $100,000 bearing interest of 6% per annum. The note is payable on November 18, 2011. The balance outstanding is $59,002 and $ 90,212 as of June 30, 2011 and 2010 respectively. The promissory note is receivable from an affiliated company, Network 1 Financial Advisors Inc., whose officers and shareholders are officers and shareholders’ of the Company

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

NOTE 8 - Capital Lease Obligation

The Company has equipment under a capital leases expiring in August 2012 and September 2015. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are included in property and equipment and are amortized over the estimated life of the assets. The interest rate under the lease is 6.60% and 6.89% and is imputed based on the lessor’s implicit rate of return. The Capital lease is payable in monthly installments of $532 and $210, including interest through August 2012 and September 2015.

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

A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates the length of carryback and carry forward periods, and expectations of future profits, etc.

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

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

FOR THE YEARS ENDED JUNE 30, 2011AND 2010

NOTE 14 - Non-Controlling Interest in Subsidiaries

Network 1 Financial Securities, Inc. (“NETW”) exchanged substantially all its Common Stock in accordance with the reverse merger.  However, NETW’s Series A preferred stock remained outstanding.    As of June 30, 2011nd 2010, NETW had 1,000,000 shares authorized, of 8% Series A preferred stock $1.00 par value, and 215,000 shares are outstanding.

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

 In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 “Derivative and Hedging” and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company’s warrants issued in connection with the IPO do not have fixed settlement provisions because their exercise prices, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect warrant holders from potential dilution associated with future financings.  In accordance with the guidance, the warrants have been re-characterized as a derivative liability.

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

On March  4, 2011, the Company sold 9,000,000 shares of its common stock to an Windex Capital LLC an unaffiliated investor for proceeds of $360,000 before expenses associated with the placement. The Company also authorized the issuance of 900,000 common stock shares to be distributed to the placement agent registered representative of Network 1 Financial Securities Inc.

On January 4, 2011, the Company authorized the issuance of 6,200,000 shares of its common stock as compensation to one of it’s officers valued at $248,000. The value of the stock was based on the estimated market value of the companies stock at the close of business on January 4, 2011 of $0.04.

On March 17, 2011 the Board authorized the issuance of 100,000 shares to Vincent LaBarbara a Board member for agreeing to join the Board.

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

NETWORK I FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 17 - Commitments and Contingencies

Litigation

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes and amount of loss are not predictable with assurance. The Company currently is not involved in any legal proceedings in the ordinary course of business. In the event of a legal proceeding the Company will assess the exposure and make the appropriate reserve calculation if necessary.

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

Richard W. Hunt was appointed Chief Executive Officer, Vice-President and Chairman of the Board of Directors of the Company following the consummation of the Reverse Merger on June 9, 2009 and served as CEO until January 4, 2011. He has more than 30 years of experience in the securities business, general management, sales and marketing, regulatory compliance, and financial investments and currently holds various license’s including general principal, municipal principal, and investment banking with FINRA. .Since March 1988, Mr. Hunt has served as Chief Executive Officer, Secretary and Chairman of the Board of Directors of NETW. Mr. Hunt is currently a FINRA Registered Representative. Since May 1998, Mr. Hunt has served as a director of Network 1 Financial Assurance, Inc., which acts as an agent providing life and health insurance products for certain clients on behalf of the Company, and since September 2000, he has served as director of Network 1 Financial Advisors, Inc., which provides advisory services and the in-house management of the Company’s client accounts. Mr. Hunt also served as President of Network 1 Financial Advisors, Inc. between September 2000 and November 2008. Mr. Hunt received his BA in Liberal Arts, with emphasis in Business and Human Resources, from Trenton State College, now known as The College of New Jersey.

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

Vincent LaBarbara, was appointed director in March 2011. He has more than 20 years of experience in general management, acquisitions, and financial investments.  Mr. LaBarbara currently serves as a Managing Director at Network 1 Financial Securities, Inc since October 2010.  Prior to his current position, Mr. LaBarbara served as President and Chief executive officer of Skyebanc, Inc. a registered broker dealer specializing in private equity transactions from March 2005 to October 2010. In that capacity, but not limited to, were Investment Banking, compliance, oversight of Operations and other business matters relating to the day to day operations of a registered Broker Dealer.

Without admitting or denying wrongdoing, Vincent LaBarbara signed a consent agreement with FINRA in May 2010 in order to resolve a supervisory issue involving a branch manager of a broker/dealer that was not then, and is not now affiliated with either Network 1 Financial Group, Inc or its subsidiary, Network 1 Financial Securities, Inc.

 William Hunt Jr. was appointed Acting Chief Financial Officer in March 2011 and was appointed Secretary of the Company on January 4, 2011. He has more than 30 years of experience in the securities business, general management, regulatory compliance, financial investments and currently holds various license’s including general principal, financial principal, options principal, and investment banking with FINRA. He was appointed President and a member of the Board of Directors of the Company following the consummation of the Reverse Merger on June 9, 2009 and served in that capacity until January 4, 2011. Since March 1988, Mr. Hunt has served as the President, Chief Operating Officer and a director of NETW. In 1993, he was also appointed Chief Financial Officer of NETW. From September 2000 to November 2008, he served as Vice President of Network 1 Financial Advisors, Inc, and in November 2008 he was appointed President. Since May 1998, he has served as Vice President and Chief Financial Officer of Network 1 Financial Assurance, Inc. Mr. Hunt is currently a FINRA Registered Representative, and has an insurance and real estate license in New Jersey. He received his BS in Business Administration from Trenton State College, now known as The College of New Jersey.

Without admitting or denying wrongdoing, William R Hunt, Jr. signed a consent and requalification agreement with FINRA in June 2004 while Mr. Hunt was acting as Network 1 Financial Securities’ chief financial officer.  This agreement arose out of an accounting dispute regarding the method of calculating Network 1 Financial Securities’ net capital.

Damon D. Testaverde was appointed President and CEO on January 4, 2011. Mr. Testaverde has more than 35 years in the financial industry; he has been involved in investment banking for more than 30 years. Mr. Testaverde has held senior management positions of several broker dealers and currently holds various license’s including general principal, financial principal, municipal principal, investment banking with FINRA. He was appointed Secretary and a member of the Board of Directors of the Company following the consummation of the Reverse Merger on June 9, 2009 and served in that capacity until January 4, 2011. Since July 1994, Mr. Testaverde has been the managing director of NETW. From May 1991 until June 1995, Mr. Testaverde served as President and Chief Executive officer of TekInsight. From 1989 to March 1991, Mr. Testaverde served as the principal stockholder of R.H. Damon & Company, Inc. a full service securities broker-dealer. From 1980 to 1986, he served in the capacity of President of S.D. Cohn & Co., Inc., a full service securities broker-dealer. He is currently a FINRA Registered Representative. He received his B.A. in Accounting from Pace University.

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

							Non-	Non-
							Equity	qualified
	Fiscal						Incentive	Deferred
Name and Principal	Year				Stock	Option	Plan	Compensation	All Other
Position	Ended	Salary	Bonus		Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)		($)	($)	($)	($)	($)	($)

		—	—		—	—	—	—	—	—

Richard W. Hunt	2011	119,600	10,746	(5)	—	—	—	—	—	131,535
Chairman of the Board and	2010	119,600	50,935	(5)		—	—	—	—	170,535
Vice-
President (1)(2)

William R. Hunt	2011	119,600	10,745	(5)	—	—	—	—	—	131,535
Acting CFO, Director, Secretary(2)(3)	2010	119,600	50,935	(5)	0	—	—	—	—	170,535

Damon Testaverde	2011	—	171,540	(5)	248,000	—	—	—	—	419,540
President, CEO and Director (4)	2010		1,008,815	(5)	—	—	—	—	—	1,008,815

(1)	Richard W. Hunt was appointed Chief Executive Officer and Vice-President of the Company on June 9, 2009 in conjunction with the consummation of the Reverse Merger. He resigned as CEO on January 4, 2011
(2)	Represents fees paid to Richard W. Hunt and William R. Hunt, Jr. for their services to NETW during the fiscal years ended June 30, 2011 and 2010 NETW does not have employment agreements with any of its employees. The salary for Messrs. William and Richard Hunt consists of a base salary plus commissions, which commissions have been waived by each of Messrs. William and Richard Hunt from time to time. The base salary for Messrs. William and Richard Hunt was determined by looking at comparable salaries for individuals holding similar titles at other brokerage firms of similar size. The commission portion allows them to increase their salary based on actual production, which NETW’s management believes is standard in the industry.

(3)	William R. Hunt, Jr. was appointed President of the Company on June 9, 2009 in conjunction with the consummation of the Reverse Merger. He resigned as President on January 4, 2011 and was appointed Secretary on January 4, 2011. He was appointed as Acting Principal Accounting Officer in March 2011.
(4)	Mr. Testaverde was appointed Secretary of the Company on June 9, 2009 in conjunction with the consummation of the Reverse Merger. He resigned as Secretary on January 4, 2011 and was appointed President and CEO on January 4, 2011 Represents fees paid for Mr. Testaverde’s services to NETW during the fiscal years ended June 30, 2011 and 2010

(5)	Represents, commission payments.

Employment Contracts

We do not have employment agreements with any of our employees.

Compensation of Directors

All of our directors, regardless of whether they are also employees of our Company, receive $500 a month for serving on the Board of Directors as well as reimbursement of reasonable expenses incurred in attending meetings, which has been waived by the members.

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

Director Independence

Our determination of independence of directors is made by using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of the Financial Industry Regulatory Authority. Our Board of Directors has determined that Richard Hunt, Vincent LaBarbara, William R. Hunt, Jr. and Damon Testaverde are not “independent” under this rule by virtue of their positions as corporate and executive officers of our Company.

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

NETWORK 1 FINANCIAL GROUP, INC.

Date: October 21, 2011	/s/ Damon Testaverde
Damon Testaverde
President, CEO

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Damon Testaverde	Chief Executive Officer, President and Director	October 21, 2011
Damon Testaverde	(Principal Executive Officer)

/s/ Vincent LaBarbara	Director
Vincent LaBarbara

/s/ William R. Hunt, Jr.	Secretary and Director
William R. Hunt, Jr.	(Interim Principal Accounting Officer)

/s/ Richard W. Hunt	Vice President and Chairman
Richard W, hunt